Form 10-Q
period 2021-09-30
Orion Office REIT Inc.
filed 2021-12-02
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-40873

Orion Office REIT Inc.
(Exact name of registrant as specified in its charter)

Maryland			87-1656425
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 850	Phoenix	AZ	85016
(Address of principal executive offices)			(Zip Code)

(602)	698-1002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading Symbol(s):	Name of each exchange on which registered:
Common Stock	$0.001 par value per share	ONL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
* The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on October 22, 2021.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
There were 56,625,650 shares of common stock of Orion Office REIT Inc. outstanding as of November 30, 2021.

EXPLANATORY NOTE
This quarterly report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the financial statements of the Company, as of September 30, 2021 and for the period from July 15, 2021 (date of capitalization) to September 30, 2021, and the Company’s predecessors, Realty Income Office Assets (as defined below) and VEREIT Office Assets (as defined below), as of and for the three and nine months ended September 30, 2021 and 2020.
On November 1, 2021, pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended, the “Merger Agreement”), by and among Realty Income Corporation (“Realty Income”), VEREIT, Inc. (“VEREIT”), Rams Acquisition Sub II, LLC, (“Merger Sub 2”) and Rams MD Subsidiary I, Inc. (“Merger Sub 1”), Merger Sub 2 merged with and into VEREIT Operating Partnership, L.P. (“VEREIT OP”), with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”).
The Distribution is more fully described in the preliminary information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-40873) (the “Form 10”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2021, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2021 (the “Information Statement”). The Distribution became effective at 4:01 p.m., Eastern Time, on November 12, 2021.
Following the Distribution, the Company became an independent publicly traded company and intends to qualify and elect to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s initial taxable year ending December 31, 2021. The Company’s common stock trades on the New York Stock Exchange under the symbol “ONL”.
The financial statements of the Company covered in this report present the financial condition of the Company as of September 30, 2021, which is prior to the consummation of the Mergers, the Separation and the Distribution. Therefore, the discussion of the Company’s results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the combined financial statements for Realty Income Office Assets and VEREIT Office Assets are not necessarily indicative of the Company's results of operations, cash flows or financial position following the completion of the Mergers, the Separation and the Distribution. For more information regarding the risks related to our business, refer to risk factors contained in the Form 10 and the Information Statement.

ORION OFFICE REIT INC.
For the quarterly period ended September 30, 2021

ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.

	September 30, 2021	July 15, 2021 (date of capitalization)
ASSETS
Cash	$1	$1
Total assets	$1	$1

LIABILITIES AND EQUITY
Common stock ($0.01 par value, 100,000 shares issued and outstanding)	1	1
Additional paid-in capital	2,797	—
Accumulated deficit	(2,797)	—
Total equity	$1	$1

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands) (Unaudited)

For the Period from July 15, 2021 (date of capitalization) to September 30, 2021
Operating expenses:
Transaction costs	$2,797
Net loss	$(2,797)

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance, July 15, 2021 (date of capitalization)	$1	$—	$—	$1
Net loss	—	—	(2,797)	(2,797)
Capital contributions	—	2,797	—	2,797
Balance, September 30, 2021	$1	$2,797	$(2,797)	$1

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (Unaudited)

For the Period from July 15, 2021 (date of capitalization) to September 30, 2021
Cash flows from operating activities:
Net loss	$(2,797)
Net cash used in operating activities	(2,797)
Cash flows from financing activities:
Capital contributions	2,797
Net cash provided by financing activities	2,797
Net change in cash	—

Cash, beginning of period	1
Cash, end of period	$1

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Organization
Orion Office REIT Inc. (“the Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and was capitalized on July 15, 2021. As of September 30, 2021, the Company was an indirect wholly owned subsidiary of Realty Income Corporation (“Realty Income”).
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising Realty Income Office Assets and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, the Company became an independent publicly traded company and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ending December 31, 2021.
The Company’s common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
Realty Income and VEREIT are both considered accounting predecessors of the Company.
Following the Mergers, the Separation and the Distribution, the Company owns and operates 92 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.5 million leasable square feet located within 29 states and Puerto Rico. In addition, the Company owns an equity interest in an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, which, as of September 30, 2021 owned a portfolio consisting of five office properties totaling approximately 0.8 million leasable square feet located within five states.
Through September 30, 2021, the Company had not conducted any business as a separate company other than start-up related activities.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
For periods presented prior to the date of the Distribution, the historical consolidated financial results for the Company reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on the Company’s behalf, and are reflected as capital contributions.
Organizational Costs
Organizational costs are expensed as incurred. Such costs are comprised of the legal and professional fees associated with the formation and organization of the Company and are included in transaction costs in the accompanying consolidated statement of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
Note 2 – Stockholder’s Equity
The Company was initially capitalized on July 15, 2021 with the issuance of 100,000 shares of common stock ($0.01 par value per share) to Realty Income for a total of $1,000. Certain start-up and transaction related costs were incurred and paid on the Company’s behalf by Realty Income and are reflected as capital contributions.
Note 3 – Income Taxes
The Company intends to qualify and elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s initial taxable year ending December 31, 2021. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain to its stockholders. As a REIT, the Company generally will not be subject to corporate level U.S. federal income tax.
Note 4 – Subsequent Events
Merger with Realty Income
The Mergers were consummated on November 1, 2021, and the Separation and the Distribution were completed on November 12, 2021.
Credit Facility
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion Office REIT LP (“Orion OP”), as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425 million senior revolving credit facility (the “Revolving Facility”), including a $25 million letter of credit sub-facility, and a two-year, $175 million senior term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “CMBS Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355 million senior bridge term loan facility (the “CMBS Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the CMBS Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital that will be used for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. As of the completion of the Separation and the Distribution, the Company had $620.0 million in consolidated outstanding indebtedness, approximately $15.6 million in cash and $335.0 million of availability under the Revolving Facility.
The CMBS Bridge Facility is subject to one 6-month extension option at the election of Orion OP. The exercise of such extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions.
The interest rate applicable to the loans under the Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the Term Loan Facility, 2.50% for LIBOR loans and 1.50% for base rate loans. Under the CMBS Bridge Facility, the applicable margin for LIBOR loans is initially 2.50% with increases over time to a maximum of 3.50% and the applicable margin on base rate loans is initially 1.50% with increases over time to a maximum of 2.50%, in each case, based on the number of days elapsed after November 12, 2021. Loans under the Credit Agreements may be prepaid, and unused commitments under the Credit Agreements may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolver/Term Loan Facilities are guaranteed pursuant to a Guaranty (the “Revolver/Term Loan Guaranty”) and the CMBS Bridge Facility is guaranteed pursuant to a Guaranty (the “CMBS Bridge Guaranty”), in each case, by the Company

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Facilities are secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
The Credit Agreements require that Orion OP comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Credit Agreements require that Orion OP satisfy certain financial covenants, including a:
•ratio of total debt to total asset value of not more than 0.60 to 1.00;
•ratio of adjusted EBITDA to fixed charges of not less than 1.50 to 1.00;
•ratio of secured debt to total asset value of not more than 0.45 to 1.00;
•ratio of unsecured debt to unencumbered asset value of not more than 0.60 to 1.00; and
•ratio of net operating income from all unencumbered real properties to unsecured interest expense of not less than 2.00 to 1.00.
The Credit Agreements include customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolver/Term Loan Facilities. The Credit Agreements also include customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Credit Agreements to be immediately due and payable and foreclose on the collateral securing the Facilities.
Equity
On November 10, 2021, the Company issued 56,525,650 additional shares of common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock. Also on November 10, 2021, in connection with the filing of the Company’s Articles of Amendment, the Company changed the par value of its common stock from $0.01 per share to $0.001 per share. On November 12, 2021, Realty Income effected the Distribution.
On November 12, 2021, in connection with the Distribution, Orion OP entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), by and between Orion OP and OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
In connection with the entry into the LLCA, the Company and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, the Company, on behalf of itself and its affiliates, agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture, which will expire upon the earlier of (1) the third anniversary of the execution of the ROFO Agreement, (2) the date on which the Arch Street Joint Venture is terminated or (3) the date on which the Arch Street Joint Venture’s gross book value of assets is below $50.0 million. If the Arch Street Joint Venture decides not to acquire any such property, the Company may seek to acquire the property independently, subject to certain restrictions.
Also on November 12, 2021, in connection with the entry into the LLCA, the Company granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of the Company’s common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of the Company’s common stock at a price per share equal to (1) the 30-day volume weighted average per share price of the Company’s common stock for the first 30 trading days beginning on the first trading date of the Company’s common stock, multiplied by (2) 1.15 (as may be adjusted for any stock splits, dividends, combinations or similar transactions), at any time commencing 31 trading days after the completion of the Distribution. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Company common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) 10 years after issuance and (b) the termination of the Arch Street Joint Venture.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
The Arch Street Warrants will be exercisable and the Company will not be obligated to issue shares of the Company’s common stock upon exercise of a warrant unless such common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that, prior to six months following the Company’s eligibility to use Form S-3 for the registration of securities of the Company, the Company will file with the SEC a registration statement on Form S-3 (the “Registration Statement”) for the registration, under the Securities Act, of the shares of the Company’s common stock issuable upon exercise of the Arch Street Warrants. The Company will use its commercially reasonable efforts to cause the Registration Statement to become effective and to maintain the effectiveness of the Registration Statement, and a current prospectus relating thereto, until the earlier of (a) the expiration of the Arch Street Warrants, or (b) the shares issuable upon such exercise shall become freely tradable under United States federal securities laws by anyone who is not an affiliate (as such term is defined in Rule 144 under the Securities Act (or any successor rule)) of us. The holders of the Arch Street Warrants will also remain subject to the ownership limitations pursuant to the Company’s organizational documents.
Also in connection with the entry in the LLCA, the Arch Street Joint Venture’s lender consented to the transfer of the interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP, and, in connection therewith, Orion OP agreed to become a guarantor of certain limited customary recourse obligations and provide certain customary environmental indemnities under the Arch Street Joint Venture’s existing indebtedness.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$163,295	$167,658
Buildings, fixtures and improvements	1,302,490	1,340,258
Intangible lease assets	184,560	192,291
Total real estate investments, at cost	1,650,345	1,700,207
Less: accumulated depreciation and amortization	523,277	504,192
Total real estate investments, net	1,127,068	1,196,015
Operating lease right-of-use assets	5,365	5,403
Investment in unconsolidated joint venture	14,588	13,434
Cash and cash equivalents	176	400
Restricted cash	3,370	3,014
Rent and tenant receivables and other assets, net	34,339	34,964
Goodwill	159,129	159,129
Total assets	$1,344,035	$1,412,359

LIABILITIES AND EQUITY
Mortgage notes payable, net	$143,269	$217,588
Below-market lease liabilities, net	5,477	7,188
Accounts payable and accrued expenses	10,286	12,632
Deferred rent and other liabilities	8,702	8,114
Operating lease liabilities	5,365	5,403
Total liabilities	173,099	250,925
Commitments and contingencies (Note 4)
Net parent investment	1,169,789	1,160,246
Non-controlling interest	1,147	1,188
Total equity	1,170,936	1,161,434
Total liabilities and equity	$1,344,035	$1,412,359

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue (including reimbursable)	$40,494	$42,370	$121,389	$128,583
Fee income from unconsolidated joint venture	161	102	601	462
Total revenues	40,655	42,472	121,990	129,045
Operating expenses:
Property operating (including reimbursable)	9,997	11,991	30,811	34,567
General and administrative	1,483	1,635	5,058	5,271
Depreciation and amortization	14,790	15,122	44,234	47,375
Impairments	6,440	—	28,064	199
Total operating expenses	32,710	28,748	108,167	87,412
Other (expenses) income:
Interest expense	(1,706)	(2,440)	(5,522)	(7,412)
(Loss) gain on disposition of real estate assets, net	—	(1,653)	—	9,781
Loss on extinguishment of debt, net	(5)	—	(85)	(1,686)
Equity in income of unconsolidated joint venture	211	182	621	381
Other income, net	95	11	146	28
Total other (expenses) income, net	(1,405)	(3,900)	(4,840)	1,092
Income before taxes	6,540	9,824	8,983	42,725
Provision for income taxes	(156)	(159)	(469)	(480)
Net income	6,384	9,665	8,514	42,245
Net loss attributable to non-controlling interest	10	15	41	29
Net income attributable to VEREIT Office Assets	$6,394	$9,680	$8,555	$42,274

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)

Total Equity
Balance, January 1, 2020	$1,310,129
Distributions, net	(69,624)
Net income	20,837
Balance, March 31, 2020	1,261,342
Distributions, net	(31,163)
Net income	11,743
Balance, June 30, 2020	1,241,922
Distributions, net	(58,436)
Net income	9,665
Balance, September 30, 2020	$1,193,151

Balance, January 1, 2021	$1,161,434
Contributions, net	18,927
Net loss	(9,866)
Balance, March 31, 2021	1,170,495
Distributions, net	(4,395)
Net income	11,996
Balance, June 30, 2021	1,178,096
Distributions, net	(13,544)
Net income	6,384
Balance, September 30, 2021	$1,170,936

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$8,514	$42,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,167	46,993
Impairments	28,064	199
Gain on disposition of real estate assets, net	—	(9,781)
Loss on extinguishment of debt, net	85	1,686
Equity in income of unconsolidated joint venture	(621)	(381)
Distributions from unconsolidated joint venture	621	371
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	1,214	196
Accounts payable and accrued expenses	(3,276)	651
Deferred rent, operating lease and other liabilities	550	(2,002)
Net cash provided by operating activities	79,318	80,177
Cash flows from investing activities:
Capital expenditures and leasing costs	(4,531)	(6,373)
Real estate developments	(240)	(1,280)
Proceeds from disposition of real estate	—	116,376
Investments in unconsolidated joint venture	(2,180)	(2,669)
Return of investment from unconsolidated joint venture	1,026	370
Proceeds from the settlement of property-related insurance claims	70	10
Net cash (used in) provided by by investing activities	(5,855)	106,434
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable	(74,600)	(27,719)
Payments of deferred financing costs	—	(326)
Refunds of deferred financing costs	280	—
Net contributions (distributions) to parent	989	(159,223)
Net cash used in financing activities	(73,331)	(186,236)
Net change in cash and cash equivalents and restricted cash	132	375

Cash and cash equivalents and restricted cash, beginning of period	3,414	2,891
Cash and cash equivalents and restricted cash, end of period	$3,546	$3,266

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalent at the beginning of the period	$400	$190
Restricted cash at the beginning of the period	3,014	2,701
Cash and cash equivalents and restricted cash at the beginning of the period	$3,414	$2,891

Cash and cash equivalent at the end of the period	$176	$610
Restricted cash at the end of the period	3,370	2,656
Cash and cash equivalents and restricted cash at the end of the period	$3,546	$3,266

Supplemental disclosures:
Cash paid for interest	$5,886	$7,930
Non-cash investing and financing activities:
Real estate contributions to unconsolidated joint venture	$—	$17,240
Accrued capital expenditures and real estate developments	$926	$(1,719)

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Organization
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) (the “Separation”) to Orion Office REIT Inc. (the “Company”) and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, Orion operates as a separate, publicly-traded company and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ending December 31, 2021. VEREIT Office Assets includes the combined accounts related to certain of the office properties of VEREIT, historically operated through subsidiaries of VEREIT, and contains certain corporate costs.
As of September 30, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, including one property owned by a consolidated joint venture, totaling approximately 7.5 million leasable square feet located in 25 U.S. states and Puerto Rico, and an investment in one unconsolidated joint venture that owns five office properties totaling approximately 0.8 million leasable square feet located within five states. As of September 30, 2021, VEREIT Office Assets had not conducted any business as a separate legal entity and had no other material assets or liabilities.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated balances sheets and statements of operations. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period. These combined and consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements of VEREIT Office Assets and notes thereto as of and for the year ended December 31, 2020, included in the Information Statement. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and GAAP.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

For legal entities being evaluated for consolidation, VEREIT Office Assets must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. VEREIT Office Assets’ evaluation includes consideration of fees paid to VEREIT Office Assets where VEREIT’s management, on behalf of VEREIT Office Assets, acts as a decision maker or service provider to the entity being evaluated. If VEREIT Office Assets determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. VEREIT Office Assets consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
VEREIT Office Assets then qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE, which is generally defined as the party who has a controlling financial interest in the VIE. Consideration of various factors include, but are not limited to, VEREIT Office Assets’ ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. VEREIT Office Assets consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to VEREIT Office Assets’ combined and consolidated financial statements. VEREIT Office Assets continually evaluates the need to consolidate these VIEs based on standards set forth in GAAP.
These combined and consolidated financial statements were derived from the books and records of VEREIT and were carved out from VEREIT at a carrying value reflective of historical cost in such VEREIT records. VEREIT Office Assets’ historical balance sheets reflect amounts for goodwill based on its proportion of the cost basis of the real estate assets as of December 31, 2018. VEREIT Office Assets’ historical financial results reflect charges for certain corporate costs and, we believe such charges are reasonable. Costs of the services that were charged to VEREIT Office Assets were based on either actual costs incurred or a proportion of costs estimated to be applicable to this entity, based on VEREIT Office Assets’ pro rata share of VEREIT’s annualized rental income. Annualized rental income is rental revenue on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any adjustments to rental income due to changes in the collectability assessment, contingent rent, such as percentage rent, and operating expense reimbursements. The historical combined and consolidated financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if there had been an independent, stand-alone public company during the periods presented or of Orion’s future performance as an independent, stand-alone company.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate and related assets acquired are recorded at cost and accumulated depreciation and amortization are assessed based on the period of future benefit of the asset. Depreciation and amortization are computed using a straight-line method over the estimated useful life of 40 years for buildings and building improvements, 15 years for land improvements and the remaining lease term for tenant improvements and intangible lease assets.
VEREIT management performed quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that VEREIT management considered included, but were not limited to, decrease in operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants or a significant decrease in a property’s revenues due to lease terminations, vacancies or reduced lease rates.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, VEREIT management assessed the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. GAAP required VEREIT Office Assets to utilize the expected holding period of its properties when assessing recoverability. In the event that such expected undiscounted future cash flows did not exceed the carrying value, the real estate assets have been adjusted to their respective fair values and an impairment loss has been recognized. There are inherent uncertainties in making estimates of expected future cash flows such as market conditions and performance and sustainability of the tenants.
Investment in Unconsolidated Joint Venture
As of September 30, 2021 and December 31, 2020, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture that owned five and four properties, respectively, with total real estate investments, at cost, of $196.1 million and $169.3 million, respectively, and total debt outstanding of $118.4 million and $102.6 million, respectively, which was non-recourse to VEREIT Office Assets.
VEREIT Office Assets accounted for its investment in the unconsolidated joint venture using the equity method of accounting as VEREIT Office Assets had the ability to exercise significant influence, but not control, over operating and financing policies of the joint venture. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for VEREIT Office Assets’ share of equity in the joint venture’s earnings and distributions. VEREIT Office Assets recorded its proportionate share of net income (loss) from the unconsolidated joint venture in equity in income of unconsolidated joint venture in the combined and consolidated statements of operations.
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments were identified during the three and nine months ended September 30, 2021 and 2020.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the three and nine months ended September 30, 2021 and 2020. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considers investments in highly liquid money market accounts to be cash equivalents.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

Restricted Cash
As of September 30, 2021 and December 31, 2020, restricted cash included $3.4 million and $3.0 million, respectively, in lender reserves. Reserves relate to lease expirations, as well as maintenance, structural and debt service reserves.
Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. Prepaid expenses as of the balance sheet date relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs are presented on the combined and consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions are assessed to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but a guarantee is obtained for the value of the asset from a third party, the lease is classified as a direct financing lease. All other leases are classified as operating leases. As of September 30, 2021 and December 31, 2020, no leases were classified as sales-type or direct financing leases.
For operating leases with minimum scheduled rent increases, rental revenue is recognized on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
VEREIT Office Assets adopted Accounting Standards Codification Topic 842, Leases effective as of January 1, 2019. Two separate lease components were identified as follows: (i) land lease component and (ii) single property lease component comprised of building, land improvements and tenant improvements. The leases also contain provisions for tenants to reimburse VEREIT Office Assets for real estate taxes and insurance, which are considered noncomponents of the lease, and maintenance and other property operating expenses, which are considered to be non-lease components. VEREIT Office Assets elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.
VEREIT Office Assets continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. All changes in the collectability assessment for an operating lease are recognized as an adjustment to rental income.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to evolve. Federal, state, and local authorities have responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants has almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there have been no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the three and nine months ended September 30, 2021 and 2020, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.
Leases - Lessee
To account for leases for which VEREIT Office Assets is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.
The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The incremental borrowing rate is determined based on the estimated rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term is the noncancelable period of the lease and includes any renewal and termination options VEREIT Office Assets is reasonably certain to exercise. The lease liability balance is amortized using the effective interest method. The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if the assessment of exercising an extension, termination or purchase option changes.
The operating lease right-of-use (“ROU”) asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
Income Taxes
As of September 30, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it distributed to its stockholders so long as it distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision has been made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During each of the three months ended September 30, 2021 and 2020 and each of the nine months ended September 30, 2021 and 2020, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.2 million and $0.5 million, respectively. Amounts are included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the three and nine months ended September 30, 2021 and 2020. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of September 30, 2021, VEREIT Office Assets had no material uncertain income tax positions.
Recent Accounting Pronouncements
During the first quarter of 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. VEREIT Office Assets continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

Note 2 – Real Estate Investments and Related Intangibles
Property Dispositions
During the nine months ended September 30, 2020, VEREIT Office Assets disposed of three properties, selling them to the unconsolidated joint venture for an aggregate net sales price of $135.5 million. The dispositions resulted in proceeds of $116.4 million after closing costs and VEREIT Office Assets recorded a net gain of $9.8 million related to the dispositions, which is included in gain on disposition of real estate assets, net in the accompanying combined and consolidated statements of operations.
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	September 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases, net of accumulated amortization of $118,576 and $118,093, respectively	10.4	$30,120	$40,622
Leasing commissions, net of accumulated amortization of $5,519 and $4,211, respectively	9.0	8,904	7,974
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $14,605 and $12,974, respectively	11.5	6,836	8,417
Total intangible lease assets, net		$45,860	$57,013

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $18,335 and $17,553, respectively	10.3	$5,477	$7,188
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net increase to rental revenue was $70,000 for the three months ended September 30, 2021. The aggregate amount included as a net decrease to rental revenue was $31,000 for the three months ended September 30, 2020 and $12,000 and $35,000 for the nine months ended September 30, 2021 and 2020, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $4.1 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and $11.8 million and $13.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2021 (amounts in thousands):

	Remainder of 2021	2022	2023	2024	2025
In-place leases:
Total projected to be included in amortization expense	$3,286	$10,475	$9,142	$5,512	$1,156
Leasing commissions:
Total projected to be included in amortization expense	$433	$1,692	$1,290	$1,201	$1,020
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	$559	$2,223	$2,186	$1,104	$354
Below-market lease liabilities:
Total projected to be included in rental revenue	$518	$2,003	$1,878	$854	$208

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the consolidated joint venture had total assets of $30.7 million and $33.0 million, respectively, of which $27.8 million and $29.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $14.8 million as of December 31, 2020. During the nine months ended September 30, 2021, VEREIT, on behalf of VEREIT Office Assets, repaid the balance in full and there were no amounts outstanding as of September 30, 2021. VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture. There were restrictions on the use of these assets as VEREIT Office Assets was generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of VEREIT management’s quarterly impairment review procedures, net real estate assets representing three and four properties of VEREIT Office Assets were deemed to be impaired resulting in impairment charges of $6.4 million and $28.1 million during the three and nine months ended September 30, 2021, respectively. During each of the three and nine months ended September 30, 2020, net real estate assets related to one property, were deemed to be impaired resulting in impairment charges of $0.2 million. The impairment charges related to properties that VEREIT management identified for potential sale or were determined, based on discussions with the current tenants, would not be re-leased by the tenant and VEREIT management believed the property would not be leased to another tenant at a rental rate that supports the current book value.
VEREIT estimated fair values using Level 3 inputs and used a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment required VEREIT’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of VEREIT Office Assets’ tenants. For VEREIT’s impairment tests for the real estate assets during the three months ended September 30, 2021, VEREIT used a weighted-average discount rate of 9.7% and a weighted-average capitalization rate of 9.2%. For VEREIT’s impairment tests for the real estate assets during the nine months ended September 30, 2021, VEREIT used a weighted-average discount rate of 9.0% and a weighted-average capitalization rate of 8.5%. For VEREIT’s impairment tests for the real estate assets during the three and nine months ended September 30, 2020, discount rates and capitalization rates were not applicable as VEREIT determined the fair value of the real estate assets of VEREIT Office Assets based on sale scenarios and the properties had leases expiring within 12 months of the impairment analysis.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

Note 3 – Mortgage Notes Payable, Net
As of September 30, 2021, VEREIT Office Assets had mortgage notes payable of $143.3 million, including net discounts of $0.2 million and deferred financing costs of $41,000, with a weighted-average years to maturity of 1.1 years and a weighted-average interest rate of 4.43%. As of December 31, 2020, VEREIT Office Assets had mortgage notes payable, net of $217.6 million including net premiums of $14,000 and net deferred financing costs of $0.3 million with a weighted-average years to maturity of 1.4 years and a weighted-average interest rate of 4.64%. The weighted average interest rate for fixed rate loans is computed using the interest rate in effect until the anticipated repayment date and the weighted average interest rate for the variable rate loan is computed using the interest rate in effect as of September 30, 2021. As of September 30, 2021, the mortgage notes were secured by nine properties with a net carrying value of $224.7 million. As of September 30, 2021, the estimated fair value of the mortgage notes payable was $146.5 million and was estimated by discounting the expected cash flows based on estimated borrowing rates available as of the measurement date. VEREIT Office Assets classified the mortgage notes payable as Level 2 under the fair value hierarchy, which includes using inputs that are observable or can be corroborated with observable market data for substantially the entire contractual term.
The mortgage loan agreements require the maintenance of certain financial ratios. Failure to maintain such ratios could result in restrictions on the use of cash associated with the establishment of certain lender reserves. At September 30, 2021, there were no cash restrictions due to failure to maintain financial ratios.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2021 (in thousands):

Total
October 1, 2021 - December 31, 2021	$178
2022	60,875
2023	82,451
Total	$143,504
Note 4 – Commitments and Contingencies
Litigation
VEREIT Office Assets is party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. VEREIT Office Assets does not believe that any of these outstanding claims against it are expected to have a material adverse effect upon its consolidated financial position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, VEREIT Office Assets may potentially be liable for costs and damages related to environmental matters. VEREIT Office Assets has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect upon its results of operations.
Note 5 – Leases
Lessor
As of September 30, 2021, VEREIT Office Assets is the lessor for its 52 office properties. VEREIT Office Assets’ operating leases have non-cancelable lease terms ranging from 0.08 years to 11.67 years as of September 30, 2021 and 0.2 years to 8.75 years as of December 31, 2020, respectively. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR). VEREIT Office Assets believes the residual value risk is not a primary risk because of the long-lived nature of the assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed:
Cash rent	$32,431	$32,840	$96,855	$100,181
Straight-line rent	(165)	(272)	(1,624)	(309)
Lease intangible amortization	70	(31)	(12)	(35)
Property operating cost reimbursements	1,004	996	2,925	2,848
Total fixed	33,340	33,533	98,144	102,685

Variable (1)	7,154	8,837	23,245	25,898
Total rental revenue	$40,494	$42,370	$121,389	$128,583
____________________________________
(1)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent.
The following table presents future minimum operating lease payments due to VEREIT Office Assets over the next five years and thereafter as of September 30, 2021 (in thousands).

Future Minimum Operating Lease Payments
October 1, 2021 - December 31, 2021	$24,188
2022	109,604
2023	92,259
2024	69,414
2025	35,956
2026	26,847
Thereafter	30,409
Total	$388,677
Lessee
VEREIT Office Assets is the lessee under one ground lease arrangement, which meets the criteria of an operating lease. As of September 30, 2021, VEREIT Office Assets’ lease has a remaining lease term of 35.9 years, which includes options to extend. Under the ground lease arrangement, VEREIT Office Assets pays variable costs, including property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of September 30, 2021. As VEREIT Office Assets’ lease does not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for each of three months ended September 30, 2021 and 2020 and for each of the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively. No cash paid for operating lease liabilities was capitalized.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

The following table reflects the maturity analysis of payments due from VEREIT Office Assets over the next five years and thereafter for ground lease obligations as of September 30, 2021 (in thousands).

Future Minimum Lease Payments
October 1, 2021 - December 31, 2021	$82
2022	329
2023	329
2024	329
2025	329
2026	329
Thereafter	10,064
Total	11,791
Less: imputed interest	6,426
Total	$5,365
Note 6 – Subsequent Events
VEREIT Office Assets evaluated subsequent events and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
In October 2021, each of the outstanding mortgage notes of VEREIT Office Assets were repaid in full by VEREIT on behalf of VEREIT Office Assets.
On November 1, 2021, the Mergers were completed. Following the Merger Effective Time, the Separation was completed. On November 12, 2021, following the Separation, the Distribution was completed.

REALTY INCOME OFFICE ASSETS
COMBINED BALANCE SHEETS
(In thousands) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate held for investment, at cost
Land	$71,191	$71,191
Buildings and improvements	562,942	562,828
Total real estate held for investment, at cost	634,133	634,019
Less accumulated depreciation and amortization	149,229	136,143
Real estate held for investment, net	484,904	497,876
Accounts receivable, net	7,840	8,078
Lease intangible assets, net	23,496	28,680
Other assets, net	8,757	11,797
Total assets	$524,997	$546,431

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$1,896	$848
Lease intangible liabilities, net	6,008	7,221
Other liabilities	4,783	4,192
Mortgages payable, net	9,656	37,052
Total liabilities	$22,343	$49,313

Equity	$502,654	$497,118
Total liabilities and equity	$524,997	$546,431

The accompanying notes are an integral part of this statement.

REALTY INCOME OFFICE ASSETS
COMBINED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental revenue (including reimbursable)	$13,315	$13,256	$38,930	$40,175

EXPENSES
Depreciation and amortization	5,912	6,528	17,855	19,671
Property (including reimbursable)	1,660	1,433	4,611	4,400
General and administrative	594	485	1,665	1,579
Interest	276	736	1,080	2,370
Provisions for impairment	—	18,671	—	18,671
TOTAL EXPENSES	8,442	27,853	25,211	46,691
Loss on extinguishment of debt, net	(3,499)	—	(3,499)	—
TOTAL NET INCOME (LOSS)	$1,374	$(14,597)	$10,220	$(6,516)

The accompanying notes are an integral part of this statement.

REALTY INCOME OFFICE ASSETS
COMBINED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands) (Unaudited)

Three Months Ended September 30, 2021 and 2020	Equity
Balance, June 30, 2021	$495,589
Net income	1,374
Contributions from Realty Income Corporation, net	5,691
Balance, September 30, 2021	$502,654

Balance, June 30, 2020	$495,347
Net loss	(14,597)
Distributions to Realty Income Corporation, net	(2,312)
Balance, September 30, 2020	$478,438

Nine Months Ended September 30, 2021 and 2020	Equity
Balance, December 31, 2020	$497,118
Net income	10,220
Distributions to Realty Income Corporation, net	(4,684)
Balance, September 30, 2021	$502,654

Balance, December 31, 2019	$508,006
Net loss	(6,516)
Distributions to Realty Income Corporation, net	(23,052)
Balance, September 30, 2020	$478,438

The accompanying notes are an integral part of this statement.

REALTY INCOME OFFICE ASSETS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,220	$(6,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,855	19,671
Non-cash revenue adjustments	(583)	(376)
Loss on extinguishment of debt	3,499	—
Amortization of net premiums on mortgages payable	(60)	(337)
Provisions for impairment on real estate	—	18,671
Change in assets and liabilities
Accounts receivable and other assets	(288)	481
Accounts payable, accrued expenses and other liabilities	1,652	1,648
Net cash provided by operating activities	32,295	33,242
CASH FLOWS USED IN INVESTING ACTIVITIES
Cash flows used in investing activities - additions to PP&E	(160)	(417)
CASH FLOWS USED IN FINANCING ACTIVITIES
Distributions to Realty Income Corporation, net	(4,684)	(23,052)
Principal payments on mortgages payable	(26,851)	(9,203)
Payments upon extinguishment of debt	(3,984)	—
Net cash used in financing activities	(35,519)	(32,255)
Net (decrease) increase in restricted cash	(3,384)	570
Restricted cash, beginning of period	3,915	3,719
Restricted cash, end of period	$531	$4,289

The accompanying notes are an integral part of this statement.

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
Note 1 – Organization
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) (the “Separation”) to Orion Office REIT Inc. (the “Company”) and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, Orion operates as a separate, publicly-traded company and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ending December 31, 2021. Realty Income Office Assets includes the combined accounts related to the legacy office properties of Realty Income, which contains certain corporate costs.
As of September 30, 2021, Realty Income Office Assets owned 40 properties, located in 19 U.S. states, containing approximately 3.0 million leasable square feet. As of September 30, 2021, Realty Income Office Assets had not conducted any business as a separate company and had no other material assets or liabilities.

On March 11, 2020, the World Health Organization announced that a new strain of coronavirus (“COVID-19”) was reported worldwide, resulting in COVID-19 being declared a pandemic, and on March 13, 2020 the U.S. President announced a National Emergency relating to the disease. There has been a widespread infection in the United States and abroad, with national, state and local authorities imposing social distancing, quarantine and self isolation measures. The outbreak had an adverse impact on economic and market conditions generally and triggered a period of global economic slowdown. The impact may continue or increase in severity if the duration or extent of the pandemic, and any related variants, increases. As a result and through September 30, 2021, Realty Income Office Assets continued to evaluate the potential impacts of the COVID-19 pandemic, any related variants, and the measures taken to limit the spread on the business and industry segments as the situation continues to evolve and more information becomes available.
No rent concessions were granted and no lease modifications were entered into during the nine months ended September 30, 2021 and 2020, respectively, as a result of the COVID-19 pandemic; therefore, lease revenue continues to be recognized in accordance with the lease contracts in effect.
Note 2 – Basis of Presentation and Combination
The accompanying combined financial statements include the accounts of Realty Income Office Assets presented on a combined basis as the ownership interests were under common control and ownership of Realty Income as of September 30, 2021. All intercompany balances and transactions have been eliminated.
These combined financial statements were derived from the books and records of Realty Income, were carved out from Realty Income at a carrying value reflective of such historical cost in such Realty Income records, and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Realty Income Office Assets’ historical financial results reflect charges for certain corporate costs and, we believe such charges are reasonable. Costs of the services that were charged to Realty Income Office Assets were based on actual costs incurred, except for General and administrative expenses, which were allocated as a proportion of costs estimated to be applicable to this entity based on Realty Income Office Assets’ pro rata share of Realty Income’s total rental revenue. The expenses allocated for the three months ended September 30, 2021 and 2020, were $0.6 million and $0.5 million, respectively, and, for the nine months ended September 30, 2021 and 2020, were $1.7 million and $1.6 million, respectively. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if there had been an independent, stand-alone public company during the periods presented or of Orion’s future performance as an independent, stand-alone company.

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Readers of this quarterly report should refer to the audited combined financial statements of Realty Income Office Assets for the year ended December 31, 2020, included in the Information Statement, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this quarterly report. Unless otherwise indicated, all dollar amounts are expressed in United States (U.S.) dollars.
Note 3 – Supplemental Detail for Certain Components of Combined Balance Sheets (dollars in thousands):

A. Accounts receivable consist of the following at:	September 30, 2021	December 31, 2020
Straight-line rent receivables	$6,876	$7,043
Rent receivables	532	670
Property tax receivables	432	365
	$7,840	$8,078

B. Lease intangible assets, net, consist of the following at:	September 30, 2021	December 31, 2020
In-place leases	$76,949	$97,433
Accumulated amortization of in-place leases	(55,873)	(71,633)
Above-market leases	8,337	10,046
Accumulated amortization of above-market leases	(5,917)	(7,166)
	$23,496	$28,680

C. Other assets, net, consist of the following at:	September 30, 2021	December 31, 2020
Right of use asset - financing leases	$5,573	$5,573
Right of use asset - operating leases, net	2,043	2,057
Impounds and security deposits related to mortgages payable (restricted cash)	531	3,915
Prepaid expenses	610	252
	$8,757	$11,797

D. Lease intangible liabilities, net, consist of the following at:	September 30, 2021	December 31, 2020
Below-market leases	$19,616	$20,703
Accumulated amortization of below-market leases	(13,608)	(13,482)
	$6,008	$7,221
Note 4 – Investments in Real Estate
Realty Income Office Assets acquires land, buildings and improvements necessary for the successful operations of its commercial clients.
A.     Acquisitions during the first Nine Months of 2021 and 2020
There were no acquisitions for the nine months ended September 30, 2021 and 2020.
B.     Properties with Existing Leases
The value of the in-place and above-market leases is recorded to lease intangible assets, net on the combined balance sheets, and the value of the below-market leases is recorded to lease intangible liabilities, net on the combined balance sheets.
The values of the in-place leases are amortized as depreciation and amortization expense. The amounts amortized to expense for all in-place leases for the nine months ended September 30, 2021 and 2020 were $4.8 million and $6.0 million, respectively.
The values of the above-market and below-market leases are amortized over the term of the respective leases, including any bargain renewal options, as an adjustment to rental revenue on the combined statements of operations. The amounts amortized as a net increase to rental revenue for capitalized above-market and below-market leases for the nine months ended

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
September 30, 2021 and 2020 were $0.8 million and $0.6 million, respectively. If a lease was to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense, as appropriate.
The following table presents the estimated impact during the next five years and thereafter related to the amortization of the above-market and below-market lease intangibles and the amortization of the in-place lease intangibles at September 30, 2021 (in thousands):

	Net Increase to Rental Revenue	Increase to Amortization Expense
2021	$252	$1,491
2022	1,016	5,474
2023	851	3,948
2024	683	2,609
2025	107	1,763
Thereafter	679	5,791
Totals	$3,588	$21,076
Note 5 – Mortgages Payable
During the first nine months of 2021, Realty Income made $26.8 million in principal payments, including the repayment of two mortgages in full for $26.5 million on behalf of Realty Income Office Assets. During the first nine months of 2020, Realty Income made $9.2 million in principal payments, including the repayment of one mortgage in full for $8.5 million on behalf of Realty Income Office Assets. These repayments by Realty Income are presented as a reduction to Distributions to Realty Income, net on the combined statements of cash flows. No mortgages were assumed during the first nine months of 2021 or 2020. Assumed mortgages are secured by the properties on which the debt was placed and are considered non-recourse debt with limited customary exceptions which vary from loan to loan.
In September 2021, Realty Income completed the early redemption on $12.5 million in principal of a mortgage due June 2032, plus accrued and unpaid interest, on behalf of Realty Income Office Assets. As a result of the early redemption, Realty Income Office Assets recognized a $3.5 million loss on extinguishment of debt for the nine months ended September 30, 2021. The loss on extinguishment of debt included a prepayment penalty of $4.0 million, less the write off of the remaining unamortized mortgage premium balance of $0.5 million.
The mortgages for Realty Income Office Assets contain customary covenants, such as limiting the ability to further mortgage each applicable property or to discontinue insurance coverage without the prior consent of the lender. At September 30, 2021, Realty Income Office Assets was in compliance with these covenants.
The following summarizes Realty Income Office Assets’ mortgages payable as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands):

Office Properties	Fixed Rate	Maturity Date	September 30, 2021	December 31, 2020
East Windsor, NJ (1)	4.9%	6/1/2022	$9,625	$9,625
Columbus, OH (2)	5.6%	6/1/2032	—	12,811
Tucson, AZ (2)	5.4%	7/1/2021	—	14,040
Remaining principal balance			9,625	36,476
Unamortized premium, net			31	576
Total mortgages payable, net			$9,656	$37,052
(1) The mortgage related to the East Windsor, NJ property was paid in full on October 1, 2021. As a result of the early repayment, Realty Income Office Assets incurred a $0.3 million prepayment penalty.
(2) In April 2021, on behalf of Realty Income Office Assets, Realty Income repaid the mortgage on the property in Tucson, AZ in full for $14.0 million and in September 2021, repaid the mortgage on the property in Columbus, OH in full for $12.5 million.

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Note 6 – Financial Instruments and Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The disclosure for assets and liabilities measured at fair value requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Realty Income Office Assets believes that the carrying values reflected in the combined balance sheets reasonably approximate the fair values for accounts receivable, escrow deposits and all other liabilities, due to their short-term nature or interest rates and terms that are consistent with market, except for the mortgages payable assumed in connection with acquisitions, which are disclosed as follows (dollars in thousands):

At September 30, 2021	Carrying Value	Estimated Fair Value
Mortgages payable assumed in connection with acquisitions (1)	$9,625	$9,695

At December 31, 2020	Carrying Value	Estimated Fair Value
Mortgages payable assumed in connection with acquisitions (1)	$36,476	$37,095
(1) Excludes non-cash net premiums recorded on the mortgages payable. The unamortized balance of these net premiums is $31,000 at September 30, 2021, and $0.6 million at December 31, 2020.
The estimated fair values of the mortgages payable assumed in connection with acquisitions have been calculated by discounting the future cash flows using an interest rate based upon the relevant forward interest rate curve, plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect internal assumptions and calculations, the measurement of estimated fair values related to the mortgages payable is categorized as level three on the three-level valuation hierarchy.
Note 7 – Operating Leases
A. At September 30, 2021, Realty Income Office Assets owned 40 single-client office properties in the U.S. At September 30, 2021, three properties were available for lease.
Substantially all leases are net leases where clients pay or reimburse for property taxes and assessments, maintain the interior and exterior of the building and leased premises, and carry insurance coverage for public liability, property damage, fire and extended coverage.
B. Major Clients – Two clients’ rental revenue individually represented 17.6% and 11.9% of Realty Income Office Assets’ total revenue for the nine months ended September 30, 2021.
Two clients’ rental revenue individually represented 17.1% and 11.4% of Realty Income Office Assets’ total revenue for the nine months ended September 30, 2020.
If the clients with rental revenue representing more than 10.0% of Realty Income Office Assets’ total revenue early terminate or become insolvent, and Realty Income Office Assets is unable to re-lease the properties at terms that are advantageous, there may be adverse impacts to the combined financial statements.
Note 8 – Supplemental Disclosures of Cash Flow Information
Cash paid for interest was $1.2 million for the first nine months of 2021 and $2.6 million for the first nine months of 2020.

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Per the requirements of ASU 2016-18 (Topic 230, Statement of Cash Flows) the following table provides a reconciliation of cash and cash equivalents reported within the combined balance sheets to the total of the cash, cash equivalents and restricted cash reported within the combined statements of cash flows (dollars in thousands):

	September 30, 2021	September 30, 2020
Security deposits related to mortgages payable (1)	$531	$531
Impounds related to mortgages payable (1)	—	3,758
Total restricted cash shown in the combined statements of cash flows	$531	$4,289
(1) Included within other assets, net on the combined balance sheets (see note 3). These amounts consist of cash that Realty Income Office Assets is legally entitled to, but that is not immediately available to it. As a result, these amounts were considered restricted as of the dates presented.
Note 9 – Segment Information
Realty Income Office Assets evaluates performance and makes resource allocation decisions on an industry-by-industry basis. For financial reporting purposes, clients are organized into 12 activity segments. All properties are incorporated into one of the applicable segments. All segments listed below are located within the U.S. Because substantially all leases require clients to pay or reimburse for operating expenses, rental revenue is the only component of segment profit and loss measured.

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The following tables set forth certain information regarding the properties owned by Realty Income Office Assets, classified according to the business of the respective clients (dollars in thousands):

	September 30, 2021	December 31, 2020
Segment net real estate assets:
Aerospace	$14,985	$15,406
Diversified Industrial	27,815	28,465
Drug Stores	70,442	71,787
Financial Services	54,522	56,077
Food Processing	11,718	12,133
General Merchandise	19,531	19,999
Government Services	92,419	94,960
Health Care	73,696	75,795
Insurance	4,655	4,844
Other Manufacturing	20,877	21,337
Telecommunications	36,100	37,427
Transportation Services	58,144	59,646
Total segment net real estate assets	$484,904	$497,876

Intangible assets:
Aerospace	$2,192	$2,348
Diversified Industrial	1,827	2,344
Financial Services	1,693	2,166
Food Processing	1,249	1,658
General Merchandise	2,957	3,701
Government Services	4,531	5,452
Health Care	3,388	3,666
Insurance	107	199
Other Manufacturing	1,669	1,889
Telecommunications	1,027	1,794
Transportation Services	2,856	3,463
Total intangible assets	$23,496	$28,680

Other corporate assets	16,597	19,875
Total assets	$524,997	$546,431

REALTY INCOME OFFICE ASSETS
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2021	2020	2021	2020
Segment rental revenue:
Aerospace	$545	$537	$1,635	$1,620
Diversified Industrial	1,148	702	2,558	2,107
Drug Stores	1,461	1,461	4,382	4,382
Financial Services	1,325	1,312	3,974	3,937
Food Processing	438	438	1,314	1,314
General Merchandise	725	714	2,154	2,144
Government Services	2,531	2,204	7,611	7,042
Health Care	1,818	1,843	5,463	5,549
Insurance	180	178	536	534
Other Manufacturing	568	1,332	1,577	3,941
Telecommunications	1,384	1,345	4,153	4,035
Transportation Services	1,192	1,190	3,573	3,570
Total rental revenue (including reimbursable)	$13,315	$13,256	$38,930	$40,175
Note 10 – Commitments and Contingencies
In the ordinary course of business, Realty Income Office Assets is party to various legal actions which are believed to be routine in nature and incidental to the operation of the business. Realty Income Office Assets believes that the outcome of the proceedings will not have a material adverse effect upon the combined financial position or results of operations.
Realty Income Office Assets has certain properties that are subject to ground leases, which are accounted for as operating leases.
At September 30, 2021, Realty Income Office Assets had commitments of $0.8 million for building improvements as well as $0.4 million for leasing commissions.
Note 11 – Subsequent Events
Realty Income Office Assets evaluated subsequent events and no items have come to the attention of management that require recognition or disclosure, except as set forth below.

In October 2021, Realty Income repaid one mortgage in full for $9.6 million on behalf of Realty Income Office Assets related to its property in East Windsor, NJ. As a result of the early repayment, Realty Income Office Assets incurred a $0.3 million prepayment penalty.
On November 1, 2021, Realty Income completed its acquisition of VEREIT, and the Mergers were consummated. On November 12, 2021, Realty Income completed the Separation and the Distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Orion Office REIT Inc. (the “Company”, “Orion”, “we”, or “us”) makes statements in this section that are forward-looking statements. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section titled "Risk Factors" included in the preliminary information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-40873) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2021, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2021 (the “Information Statement”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, rent relief requests, rent relief granted, the payment of future dividends, the impact of the coronavirus (COVID-19) on our business, the Mergers, the Separation and the Distribution (each, as defined under “Overview - Merger with Realty Income” below). Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” and variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Realty Income Corporation’s (“Realty Income”) inability or failure to perform under the various transaction agreements effecting the Separation and the Distribution;
•our lack of operating history as an independent company;
•conditions associated with the global market, including an oversupply of office space, client credit risk and general economic conditions;
•our ability to comply with the terms of our credit agreements or to meet the debt obligations on certain of our properties;
•the availability of refinancing current debt obligations;
•existing and potential co-investments with third-parties;
•changes in any credit rating we may subsequently obtain;
•changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;
•the actual or perceived impact of global and economic conditions;
•our ability to enter into new leases or renewal leases on favorable terms;
•the potential for termination of existing leases pursuant to client termination rights;
•the amount, growth and relative inelasticity of our expenses;
•risks associated with the ownership and development of real property;

•risks associated with our joint venture with an affiliate of Arch Street Capital Partners and any potential future equity investments;
•the outcome of claims and litigation involving or affecting the company;
•the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate pending transactions;
•applicable regulatory changes;
•risks associated with acquisitions, including the integration of VEREIT Office Assets and Realty Income Office Assets (each, as defined under “Overview - Merger with Realty Income” below) into Orion;
•risks associated with the fact that our historical and pro forma financial information may not be a reliable indicator of our future results;
•risks associated with achieving expected synergies or cost savings;
•risks associated with the potential volatility of our common stock; and
•other risks and uncertainties detailed from time to time in our SEC filings.
All forward-looking statements should be read in light of the risks identified in the section titled “Risk Factors” included in the Information Statement and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
Overview
Merger with Realty Income
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and intend to qualify and elect to be taxed as a REIT, commencing with our initial taxable year ending December 31, 2021.

Our common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
Realty Income and VEREIT are both considered our accounting predecessors.
Following the Mergers, the Separation and the Distribution, we own and operate 92 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.5 million leasable square feet located within 29 states and Puerto Rico. In addition, we own an equity interest in an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, which, as of September 30, 2021 owned a portfolio consisting of five office properties totaling approximately 0.8 million leasable square feet located within five states.
Through September 30, 2021, we had not conducted any business as a separate company other than start-up related activities.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. If we do take advantage of some or all of these exemptions, some investors may find our common stock less attractive. The result may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies until we can no longer avail ourselves of the exemptions applicable to emerging growth companies or until we affirmatively and irrevocably opt out of the extended transition period.
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Basis of Presentation
For periods presented prior to the date of the Distribution, the historical combined financial results for the Realty Income Office Assets and VEREIT Office Assets include the accounts of Realty Income Office Assets and VEREIT Office Assets on a combined basis as the ownership interests have historically been under common control and ownership of Realty Income and VEREIT, respectively. These combined financial results were derived from the books and records of Realty Income and VEREIT and were carved out from Realty Income and VEREIT, respectively.
The combined historical financial statements of Realty Income Office Assets and the combined and consolidated financial statements of VEREIT Office Assets reflect charges for certain corporate costs and, we believe such charges are reasonable. Costs of the services that were charged to Realty Income Office Assets and VEREIT Office Assets were based on either actual costs incurred by each business or a proportion of costs estimated to be applicable to each entity, based on Realty Income Office Assets’ pro-rata share of total rental revenue and VEREIT Office Assets’ pro-rata share of annualized rental income. The historical combined financial information presented does not necessarily include all of the expenses that would have been incurred had Realty Income Office Assets and VEREIT Office Assets been operating as a separate, standalone entity. Such historical combined financial information may not be indicative of the results of operations, financial position or cash flows that would have been obtained if Realty Income Office Assets and VEREIT Office Assets had been an independent, standalone public company during the periods presented or of the future performance of the Company as an independent, standalone company.
Election as a REIT
We intend to elect to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2021.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, may reduce our exposure to increases in costs and operating expenses resulting from inflation.

ORION OFFICE REIT INC.
Results of Operations
For the periods presented prior to the date of the Distribution, our historical consolidated financial results reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on our behalf, and are reflected as capital contributions.
Liquidity and Capital Resources
From July 1, 2021 (inception) to September 30, 2021, our principal sources of liquidity were cash on hand and contributions from Realty Income.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures at properties we own; and (v) fund acquisitions, investments and commitments, including commitments to fund acquisitions related to the Arch Street Joint Venture, as defined below. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations and borrowings under the Revolving Facility (as defined below).
Credit Facility
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion Office REIT LP (“Orion OP”), as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425 million senior revolving credit facility (the “Revolving Facility”), including a $25 million letter of credit sub-facility, and a two-year, $175 million senior term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “CMBS Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355 million senior bridge term loan facility (the “CMBS Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
On November 12, 2021, Orion OP borrowed $90 million under the Revolving Facility, and each of the Term Loan Facility and the CMBS Bridge Facility was fully drawn. Approximately $595 million of the net proceeds of the Facilities was distributed to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital that will be used for our general corporate purposes, Orion OP and Orion OP’s subsidiaries. As of the completion of the Separation and the Distribution, we had $620.0 million in consolidated outstanding indebtedness, approximately $15.6 million in cash and $335.0 million of availability under the Revolving Facility.
The CMBS Bridge Facility is subject to one 6-month extension option at the election of Orion OP. The exercise of such extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions.
The interest rate applicable to the loans under the Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the Term Loan Facility, 2.50% for LIBOR loans and 1.50% for base rate loans. Under the CMBS Bridge Facility, the applicable margin for LIBOR loans is initially 2.50% with increases over time to a maximum of 3.50% and the applicable margin on base rate loans is initially 1.50% with increases over time to a maximum of 2.50%, in each case, based on the number of days elapsed after November 12, 2021. Loans under the Credit Agreements may be prepaid, and unused commitments under the Credit Agreements may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).

To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolver/Term Loan Facilities are guaranteed pursuant to a Guaranty (the “Revolver/Term Loan Guaranty”) and the CMBS Bridge Facility is guaranteed pursuant to a Guaranty (the “CMBS Bridge Guaranty”), in each case, by us and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Facilities are secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
The Credit Agreements require that Orion OP comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Credit Agreements require that Orion OP satisfy certain financial covenants, including a:

•ratio of total debt to total asset value of not more than 0.60 to 1.00;
•ratio of adjusted EBITDA to fixed charges of not less than 1.50 to 1.00;
•ratio of secured debt to total asset value of not more than 0.45 to 1.00;
•ratio of unsecured debt to unencumbered asset value of not more than 0.60 to 1.00; and
•ratio of net operating income from all unencumbered real properties to unsecured interest expense of not less than 2.00 to 1.00.
The Credit Agreements include customary representations and warranties of us and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolver/Term Loan Facilities. The Credit Agreements also include customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Credit Agreements to be immediately due and payable and foreclose on the collateral securing the Facilities.
Equity
On November 10, 2021, we issued 56,525,650 additional shares of our common stock to Realty Income, such that Realty Income owned 56,625,650 shares of our common stock. Also on November 10, 2021, in connection with the filing of our Articles of Amendment, we changed the par value of our common stock from $0.01 per share to $0.001 per share. On November 12, 2021, Realty Income effected the Distribution.
On November 12, 2021, in connection with the Distribution, Orion OP entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), by and between Orion OP and OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
Also on November 12, 2021, in connection with the entry into the LLCA, we granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of our common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of our common stock at a price per share equal to (1) the 30-day volume weighted average per share price of our common stock for the first 30 trading days beginning on the first trading date of our common stock, multiplied by (2) 1.15 (as may be adjusted for any stock splits, dividends, combinations or similar transactions), at any time commencing 31 trading days after the completion of the Distribution. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) the termination of the Arch Street Joint Venture.

The Arch Street Warrants will be exercisable and we will not be obligated to issue shares of our common stock upon exercise of a warrant unless such common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. We have agreed that, prior to six months following our eligibility to use Form S-3 for the registration of our securities, we will file with the SEC a registration statement on Form S-3 (the “Registration Statement”) for the registration, under the Securities Act, of the shares of our common stock issuable upon exercise of the Arch Street Warrants. We will use our commercially reasonable efforts to cause the Registration Statement to become effective and to maintain the effectiveness of the Registration Statement, and a current prospectus relating thereto, until the earlier of (a) the expiration of the Arch Street Warrants, or (b) the shares issuable upon such exercise become freely tradable under United States federal securities laws by anyone who is not an affiliate (as such term is defined in Rule 144 under the Securities Act (or any successor rule)) of us. The holders of the Arch Street Warrants will also remain subject to the ownership limitations pursuant to our organizational documents.
Also in connection with the entry into the LLCA, the Arch Street Joint Venture’s lender consented to the transfer of the interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP, and, in connection therewith, Orion OP agreed to become a guarantor of certain limited customary recourse obligations and provide certain customary environmental indemnities under the Arch Street Joint Venture’s existing indebtedness.
Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we, on behalf of ourselves and our affiliates, agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture, which will expire upon the earlier of (1) the third anniversary of the execution of the ROFO Agreement, (2) the date on which the Arch Street Joint Venture is terminated or (3) the date on which the Arch Street Joint Venture’s gross book value of assets is below $50.0 million. If the Arch Street Joint Venture decides not to acquire any such property, we may seek to acquire the property independently, subject to certain restrictions. We do not anticipate that the ROFO Agreement will have a material impact on our ability to acquire additional office real properties, although it could result in us acquiring future properties through the Arch Street Joint Venture rather than as sole 100% owner.
Dividend
We are a newly formed company that has recently commenced operations, and as a result, we have not paid any dividends as of the date of this Quarterly Report on Form 10-Q. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Distribution and ending on December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT.
Our dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends may exceed our net income under GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to qualify as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, our Articles of Amendment and Restatement allow us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.
Contractual Obligations
As of September 30, 2021, we were not subject to any contractual obligations or commitments.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

VEREIT OFFICE ASSETS
Results of Operations
Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 (dollars in thousands)
The following tables set forth the summary historical combined financial data of certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”), which were carved out from the financial information of VEREIT. The summary historical financial data set forth below for the three and nine months ended September 30, 2021 and 2020 has been derived from VEREIT Office Assets’ unaudited combined and consolidated financial statements and the notes related thereto, which are included elsewhere in this Quarterly Report on Form 10-Q.
The summary historical combined and consolidated financial data set forth below does not indicate results expected for any future periods. The summary historical combined financial data is qualified in its entirety by, and should be read in conjunction with VEREIT Office Assets’ combined and consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited combined and consolidated financial statements of VEREIT Office Assets and related notes thereto as of and for the year ended December 31, 2020, included in the Information Statement.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
REVENUE
Rental revenue	$40,494	$42,370	$(1,876)	$121,389	$128,583	$(7,194)
Fee income from unconsolidated joint venture	161	102	59	601	462	139
Total revenues	40,655	42,472	(1,817)	121,990	129,045	(7,055)
EXPENSES
Property operating	9,997	11,991	(1,994)	30,811	34,567	(3,756)
General and administrative	1,483	1,635	(152)	5,058	5,271	(213)
Depreciation and amortization	14,790	15,122	(332)	44,234	47,375	(3,141)
Impairments	6,440	—	6,440	28,064	199	27,865
Total operating expenses	32,710	28,748	3,962	108,167	87,412	20,755
Other (expenses) income:
Interest expense	(1,706)	(2,440)	(734)	(5,522)	(7,412)	(1,890)
(Loss) gain on disposition of real estate assets, net	—	(1,653)	1,653	—	9,781	(9,781)
Loss on extinguishment of debt, net	(5)	—	5	(85)	(1,686)	(1,601)
Equity in income of unconsolidated joint venture	211	182	29	621	381	240
Other income, net	95	11	84	146	28	118
Total other (expenses) income, net	(1,405)	(3,900)	2,495	(4,840)	1,092	(5,932)
Income before taxes	6,540	9,824	(3,284)	8,983	42,725	(33,742)
Provision for income taxes	(156)	(159)	(3)	(469)	(480)	(11)
Net income	$6,384	$9,665	$(3,281)	$8,514	$42,245	$(33,731)

Rental Revenue. Rental revenue decreased $1.9 million and $7.2 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

Fee Income from Unconsolidated Joint Venture. Fee income from unconsolidated joint venture increased $0.1 million for both the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily due to three properties having been acquired by the unconsolidated joint venture during the nine months ended September 30, 2020.

Property Operating Expenses. Property operating expenses decreased $2.0 million and $3.8 million, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

General and Administrative Expenses. General and administrative expenses remained relatively constant at $1.5 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, general and administrative expenses remained relatively constant at $5.1 million and $5.3 million, respectively. General and administrative expenses for VEREIT Office Assets are an allocation from overall VEREIT general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.3 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.
Impairments. Impairments increased $6.4 million and $27.9 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. As part of VEREIT Office Assets’ impairment review procedures, net real estate assets representing four properties were deemed to be impaired, resulting in impairment charges of $28.1 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, net real estate assets related to one property were deemed to be impaired, resulting in impairment charges of $0.2 million. The 2021 and 2020 impairments related to properties that management identified for potential sale or determined, based on discussions with the current tenants, would not be released by the tenant and management believed that the property would not be leased to another tenant at a rental rate that supports the current book value.
Interest Expense. Interest expense decreased $0.7 million and $1.9 million, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the payoff of $74.4 million mortgage notes payable during the nine months ended September 30, 2021.
(Loss) Gain on Disposition of Real Estate Assets, Net. Loss on disposition of real estate assets, net was $1.7 million for the three months ended September 30, 2020 related to the sale of one property to the unconsolidated joint venture. No such losses were recorded during the three months ended September 30, 2021. Gain on disposition of real estate assets, net was $9.8 million for the nine months ended September 30, 2020, which was related to the three properties sold to the unconsolidated joint venture during the nine months ended September 30, 2020 for an aggregate net sales price of $135.5 million. No such gain was recorded during the nine months ended September 30, 2021.
Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net decreased $1.6 million for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2020, VEREIT Office Assets incurred $1.7 million in losses on the early extinguishment of a mortgage note payable.
Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture remained relatively constant at $0.2 million for both the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, equity in income of unconsolidated joint venture increased $0.2 million compared to the nine months ended September 30, 2020, primarily due to three properties acquired by the unconsolidated joint venture during the year ended December 31, 2020.
Other Income, Net. Other income, net increased $0.1 million for both the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Provision for Income Taxes. Provision for income taxes remained constant at $0.2 million and $0.5 million during each of the three and nine months ended September 30, 2021 and 2020, respectively.
Net Income. Net income was $6.4 million and $9.7 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $3.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, net income was $8.5 million and $42.2 million, respectively, a decrease of $33.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Non-GAAP Measures
Funds From Operations (“FFO”) Attributable to VEREIT Office Assets
VEREIT Office Assets defines FFO, a non-GAAP financial measure, consistent with the National Association of Real Estate Investment Trusts’ (“Nareit”) definition, as net income or loss, less gains on disposition of real estate assets, net, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets, plus VEREIT Office Assets’ proportionate share of adjustments for unconsolidated entities. The proportionate share of adjustments for unconsolidated entities is based upon VEREIT Office Assets’ legal ownership percentage, which may, at times, not equal its economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
VEREIT Office Assets considers FFO to be an appropriate supplemental measure of the operating performance of a real estate company as it is based on a net income analysis of property portfolio performance that adds back items such as gains or losses from disposition of property, depreciation and impairments for FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a real estate company, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the real estate industry as a supplemental performance measure.
Adjusted Funds from Operations (“AFFO”) Attributable to VEREIT Office Assets
VEREIT Office Assets uses adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of VEREIT Office Assets. AFFO, as defined by VEREIT Office Assets, is FFO, excluding certain non-cash items to the extent applicable, such as impairments of goodwill, intangible and right of use assets, straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, and amortization of intangible assets, deferred financing costs, premiums and discounts on debt, above-market lease assets, deferred lease incentives and below-market lease liabilities. VEREIT Office Assets believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by VEREIT Office Assets’ management, and provides investors a view of the performance of VEREIT Office Assets’ portfolio over time. AFFO allows for a comparison of the performance of VEREIT Office Assets’ operations with other real estate companies, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and VEREIT Office Assets believes often used by analysts and investors for comparison purposes.
VEREIT Office Assets believes FFO and AFFO, in addition to net income, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which VEREIT Office Assets’ management evaluates the performance of VEREIT Office Assets over time. However, not all real estate companies calculate FFO and AFFO the same way, including Realty Income Office Assets, so comparisons with other real estate companies may not be meaningful. FFO and AFFO should not be considered as alternatives to net income and are not intended to be used as a liquidity measure indicative of cash flow available to fund VEREIT Office Assets’ cash needs. Neither the SEC, Nareit, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

See the Non-GAAP Measures section below for descriptions of VEREIT Office Assets’ non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$6.4	$9.7	$8.5	$42.2
Loss (gain) on disposition of real estate assets, net	—	1.7	—	(9.8)
Depreciation and amortization of real estate assets	14.8	15.1	44.2	47.4
Impairment of real estate	6.4	—	28.1	0.2
Proportionate share of adjustments for unconsolidated entities	0.4	0.3	1.1	0.7
FFO attributable to VEREIT Office Assets	28.0	26.8	81.9	80.7
Amortization of premiums (discounts) on debt, net	—	(0.2)	(0.1)	(0.5)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	(0.1)	—	—	—
Amortization and write-off of deferred financing costs	—	—	—	0.1
Loss (gain) on extinguishment and forgiveness of debt, net	—	—	0.1	1.7
Straight-line rent	0.2	0.3	1.6	0.3
AFFO attributable to VEREIT Office Assets	$28.1	$26.9	$83.5	$82.3
Liquidity and Capital Resources
Contractual Obligations
VEREIT Office Assets was subject to the following contractual obligations at September 30, 2021 (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Principal payments - mortgage notes payable	$143,504	$178	$143,326	$—	$—
Interest payments - mortgage notes payable	6,935	1,623	5,312	—	—
Operating lease and ground lease commitments	11,791	82	987	658	10,064
Total contractual obligations	$162,230	$1,883	$149,625	$658	$10,064
Cash Flows
The following table summarizes the changes in cash flows for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,		9-months 2021 versus 2020
	2021	2020
Net cash provided by operating activities	$79.3	$80.2	$(0.9)
Net cash (used in) provided by investing activities	$(5.9)	$106.4	$(112.3)
Net cash used in financing activities	$(73.3)	$(186.2)	$112.9
Net cash provided by operating activities decreased $0.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.
Net cash used in investing activities was $5.9 million during the nine months ended September 30, 2021, as compared to net cash provided by investing activities of $106.4 million during the nine months ended September 30, 2020. The change was primarily due to the three properties sold to the unconsolidated joint venture during nine months ended September 30, 2020 for proceeds of $116.4 million after closing costs.
Net cash used in financing activities decreased $112.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a decrease of $160.2 million in net distributions to parent, offset by an increase of $46.9 million in the repayment of mortgage notes payable.
Critical Accounting Policies
Real Estate Investments
VEREIT management performed quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that VEREIT management considered included, but were not limited to, decrease in operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants or a significant decrease in a property’s revenues due to lease terminations, vacancies or reduced lease rates.
When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, VEREIT management assessed the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. GAAP required VEREIT Office Assets to utilize the expected holding period of its properties when assessing recoverability. In the event that such expected undiscounted future cash flows did not exceed the carrying value, the real estate assets have been adjusted to their respective fair values and an impairment loss has been recognized. There are inherent uncertainties in making estimates of expected future cash flows such as market conditions and performance and sustainability of the tenants.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the three and nine months ended September 30, 2021 and 2020. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying statements of operations.
Recent Accounting Pronouncements
New accounting guidance that VEREIT Office Assets has recently adopted, as well as accounting guidance that has been recently issued but not yet adopted, is included in Note 1 — Organization and Summary of Significant Accounting Policies of the annual combined and consolidated financial statements of VEREIT Office Assets, included elsewhere in this Report on Form 10-Q.

REALTY INCOME OFFICE ASSETS

Critical Accounting Policies
The accounting policies and estimates used in the preparation of the Realty Income Office Assets combined financial statements are more fully described in the notes to the combined financial statements included elsewhere in this Form 10-Q. However, certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on Realty Income Office Assets’ combined financial statements.
Realty Income Office Assets’ management must make significant assumptions in determining if, and when, impairment losses should be taken on its properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. If estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property, a fair value analysis is performed and, to the extent the estimated fair value is less than the current book value, a provision for impairment is recorded to reduce the book value to estimated fair value. Key inputs that are utilized in this analysis include projected rental rates, estimated holding periods, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of real estate is the largest component of Realty Income Office Assets’ combined balance sheets. The strategy of primarily holding properties, long-term, directly decreases the likelihood of their carrying values not being recoverable, thus requiring the recognition of an impairment. However, if that strategy, or one or more of the above assumptions were to change in the future, an impairment may need to be recognized. If events should occur that require reducing the carrying value of the real estate by recording provisions for impairment, they could have a material impact on the results of operations.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. Realty Income Office Assets is currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on the financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.
Results of Operations
Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 (dollars in millions)
The following tables set forth the summary historical combined financial data of certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”), which were carved out from the financial information of Realty Income. The summary historical financial data set forth below for the three and nine months ended September 30, 2021 and 2020 has been derived from Realty Income Office Assets’ unaudited combined financial statements and the notes related thereto, which are included elsewhere in this Quarterly Report on Form 10-Q.
The summary historical combined financial data set forth below does not indicate results expected for any future periods. The summary historical combined financial data is qualified in its entirety by, and should be read in conjunction with Realty Income Office Assets’ combined financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements of Realty Income Office Assets and related notes thereto as of and for the year ended December 31, 2020, included in the Information Statement.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	2021	2020	Increase / (Decrease)
REVENUE
Rental revenue (including reimbursable)	$13.3	$13.2	$0.1	$38.9	$40.2	$(1.3)
EXPENSES
Depreciation and amortization	5.9	6.5	(0.6)	17.9	19.7	(1.8)
Property (including reimbursable)	1.7	1.4	0.3	4.6	4.4	0.2
General and administrative	0.5	0.5	—	1.6	1.6	—
Interest	0.3	0.7	(0.4)	1.1	2.3	(1.2)
Provisions for impairments	—	18.7	(18.7)	—	18.7	(18.7)
Total expenses	8.4	27.8	(19.4)	25.2	46.7	(21.5)
Loss on extinguishment of debt	3.5	—	3.5	3.5	—	3.5
NET INCOME	$1.4	$(14.6)	$16.0	$10.2	$(6.5)	$16.7
Rental Revenue (Including Reimbursable). Rental revenue (including reimbursable) increased $0.1 million, or 0.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Rental revenue (including reimbursable) decreased $1.3 million, or 3.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to vacancies in two office properties that have remained vacant since December 2020 and a third property that became vacant in April 2021.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million, or 9.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Depreciation and amortization expense decreased $1.8 million, or 9.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases primarily relate to two in-place lease intangible assets that were fully amortized during 2020, which reduced amortization expense by $0.4 million and $1.1 million during the three and nine months ended September 30, 2021, respectively, and a $0.2 million and $0.5 million reduction in 2021 depreciation expense for the three and nine months ended September 30, 2021, respectively, as a result of a building impairment on one office property reducing the carrying amount of the asset.
Property (Including Reimbursable). Property (including reimbursable) expenses increased $0.3 million, or 21.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, while property (including reimbursable) expenses increased $0.2 million, or 4.5%, for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to an increase in vacant properties’ utilities and insurance costs which otherwise would have been paid by tenants.
General and Administrative Expenses. General and administrative expenses remained constant at $0.5 million and $1.6 million during both the three and nine months ended September 30, 2021 and 2020, respectively. General and administrative expenses for Realty Income Office Assets are primarily an allocation from Realty Income general and administrative expenses.
Interest Expense. Interest expense decreased $0.4 million, or 57.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, while interest expense decreased $1.2 million, or 52.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to Realty Income repaying five outstanding mortgages in full, on behalf of Realty Income Office Properties, with respect to five office properties, two of which occurred in April 2021 for $14.0 million and September 2021 for $12.5 million, and the other three which occurred in the second half of 2020 for $31.8 million.
Provisions for Impairment. During the three and nine months ended September 30, 2020, Realty Income Office Assets recorded a $18.7 million pre-tax non-cash impairment loss related to one office property in the Other Manufacturing industry that was triggered by a near term lease expiration, combined with a mortgage obligation. Realty Income Office Assets did not record any impairment losses on properties during the three and nine months ended September 30, 2021.

Loss on Extinguishment of Debt. During the three and nine months ended September 30, 2021, Realty Income Office Assets recognized a $3.5 million loss associated with the early repayment of an outstanding mortgage by Realty Income Corporation. Realty Income Office Assets did not record any losses on extinguishment of debt during the three and nine months ended September 30, 2020.
Net Income (Loss). Realty Income Office Assets had net income of $1.4 million for the three months ended September 30, 2021 and had net loss of $14.6 million for the three months ended September 30, 2020. Realty Income Office Assets had net income of $10.2 million for the nine months ended September 30, 2021 and had net loss of $6.5 million for the nine months ended September 30, 2020.
Liquidity and Capital Resources
Cash Flows
Cash was centrally managed at Realty Income and, therefore, Realty Income Office Assets maintained no separate cash or cash equivalents balances. Restricted cash was $0.5 million and $3.9 million at September 30, 2021 and December 31, 2020, respectively. The following tables summarize the changes in cash flows for the periods presented (in millions):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)
Net cash provided by operating activities	$32.3	$33.2	$(0.9)
Net cash used in investing activities	$(0.2)	$(0.4)	$(0.2)
Net cash used in financing activities	$(35.5)	$(32.3)	$3.2
Net cash provided by operating activities decreased $0.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the decrease in revenues from vacancies in two office properties that have remained vacant since December 2020 and one property that become vacant in April 2021, partially offset by a decrease in interest expense from the repayment of five outstanding mortgages with respect to five office properties, two of which occurred in April 2021 and September 2021, and the other three which occurred in the second half of 2020.
Net cash used in investing activities decreased $0.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to less capital expenditures related to property, plant and equipment during the nine months ended September 30, 2021
Net cash used in financing activities increased $3.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase of $17.6 million in mortgage notes principal repayments and $4.0 million of payments upon an early extinguishment of mortgage debt, partially offset by a decrease of $18.4 million in distributions to Realty Income Corporation during the same period.
The following summarizes Realty Income Office Assets’ mortgages payable as of September 30, 2021 and December 31, 2020, respectively (in millions):

Office Properties	Fixed Rate	Maturity Date	September 30, 2021	December 31, 2020
East Windsor, NJ (1)	4.9%	6/1/2022	$9.6	$9.6
Columbus, OH (2)	5.6%	6/1/2032	—	12.8
Tucson, AZ	5.4%	7/1/2021	—	14.0
Remaining principal balance			9.6	36.4
Unamortized premium, net			—	0.6
Total mortgages payable, net			$9.6	$37.0
(1) The mortgage related to the East Windsor, NJ property was paid in full on October 1, 2021. As a result of the early repayment, Realty Income Office Assets incurred a $0.3 million prepayment penalty.
(2) In April 2021, Realty Income Office Assets repaid the mortgage related to its property in Tucson, AZ in full for $14.0 million and, in September 2021, repaid the mortgage related to its property in Columbus, OH for $12.5 million.

Contractual Obligations and Commitments
Realty Income Office Assets was subject to the following contractual obligations and commitments at September 30, 2021 (in millions):

	Total	Less than 1 Year (1)	1 to 3 Years	3 to 5 Years	Greater than 5 Years
Contractual Obligations
Debt:
Mortgage notes payable	$9.6	$—	$9.6	$—	$—
Interest payments - mortgage notes	0.3	0.1	0.2	—	—
Operating Leases	3.8	—	0.2	0.2	3.4
Other	1.2	1.2	—	—	—
Total contractual obligations	$14.9	$1.3	$10.0	$0.2	$3.4
(1) Obligations due in the remainder of calendar year 2021. Other includes commitments of $0.8 million for building improvements as well as $0.4 million for leasing commissions.
Non-GAAP Financial Measures
Funds from Operations (FFO) Attributable to Realty Income Office Assets
Realty Income Office Assets defines FFO, a non-GAAP financial measure, consistent with the National Association of Real Estate Investment Trusts’ (“Nareit”) definition, as net income or loss, plus depreciation and amortization of real estate assets, plus provisions for impairments of depreciable real estate assets.
Realty Income Office Assets considers FFO to be an appropriate supplemental measure of the operating performance of a real estate company as it is based on a net income analysis of property portfolio performance that adds back items such as depreciation and impairments for FFO. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a real estate company, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the real estate industry as a supplemental performance measure.
Adjusted Funds From Operations (AFFO) Attributable to Realty Income Office Assets
Realty Income Office Assets defines AFFO, a non-GAAP financial measure, as FFO, excluding (i) Loss on extinguishment of debt, (ii) Amortization of premiums and discounts on debt, net, (iii) Leasing costs and commissions, (iv) Straight-line rent, and (v) Amortization of above-market lease assets and deferred lease incentives.
Realty Income Office Assets believes the non-GAAP financial measure AFFO provides useful information to investors because it is a widely accepted industry measure of the operating performance of real estate companies that is used by industry analysts and investors who look at and compare those companies. In particular, AFFO provides an additional measure to compare the operating performance of different real estate companies without having to account for differing depreciation assumptions and other unique revenue and expense items which are not pertinent to measuring a particular company’s ongoing operating performance. Therefore, Realty Income Office Assets believes that AFFO is an appropriate supplemental performance metric, and that the most appropriate GAAP performance metric to which AFFO should be reconciled is net income (loss).
Other companies in Realty Income’s industry use a similar measurement, but they may use the term “CAD” (for Cash Available for Distribution), “FAD” (for Funds Available for Distribution) or other terms. Realty Income Office Assets’ AFFO calculations may not be comparable to AFFO, CAD or FAD reported by other companies, and other companies may interpret or define such terms differently, including VEREIT Office Assets.
Presentation of the information regarding FFO and AFFO is intended to assist the reader in comparing the operating performance of different real estate companies, although it should be noted that not all real estate companies calculate FFO and AFFO in the same way, so comparisons with other real estate companies may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net (loss) income as an indication of Realty Income Office Assets’ performance. FFO and AFFO should not be considered as alternatives to reviewing Realty Income Office Assets’ cash flows from operating, investing, and financing activities. In addition, FFO and AFFO should not be considered as measures of liquidity or of the ability to pay interest payments.
The table below presents a reconciliation from net income (loss) attributable to Realty Income Office Assets to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Realty Income Office Assets	$1.4	$(14.6)	$10.2	$(6.5)
Depreciation and amortization of real estate assets	5.9	6.5	17.9	19.7
Impairment of real estate	—	18.7	—	18.7
FFO attributable to Realty Income Office Assets	7.3	10.6	28.1	31.9
Loss on extinguishment of debt	3.5	—	3.5	—
Amortization of premiums and discounts on debt, net	—	(0.1)	(0.1)	(0.3)
Leasing costs and commissions	(0.1)	—	(0.1)	—
Straight-line rent	0.2	0.1	0.2	0.2
Amortization of above-market lease assets and deferred lease incentives	(0.3)	(0.2)	(0.8)	(0.7)
AFFO attributable to Realty Income Office Assets	$10.6	$10.4	$30.8	$31.1

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See information appearing under the captions “Orion Office REIT, Inc. — Liquidity and Capital Resources,” “VEREIT Office Assets — Liquidity and Capital Resources,” and “Realty Income Office Assets — Liquidity and Capital Resources,” appearing in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. As an emerging growth company, our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our Annual Report on Form 10-K for the year in which the Company no longer qualifies as an emerging growth company. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting when such evaluation is required in accordance with SEC rules.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
For a discussion of potential risks and uncertainties, please refer to the section titled “Risk Factors” included in the Information Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the Separation and the Distribution, on November 10, 2021, the Company issued 56,525,650 additional shares of the Company’s common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock. The issuance of this common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.
On November 12, 2021, in connection with the entry into the LLCA, the Company granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of the Company’s common stock. The issuance of such warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Separation and Distribution Agreement, by and among Realty Income Corporation, Orion Office REIT Inc., and Orion Office REIT LP (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

2.2
Transition Services Agreement by and among Realty Income Corporation and Orion Office REIT Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

2.3
Tax Matters Agreement by and among Realty Income Corporation and Orion Office REIT Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

2.4
Employee Matters Agreement by and among Realty Income Corporation, VEREIT, Inc., Orion Office REIT Inc. and Orion Office REIT LP (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
10.1	Agreement of Limited Partnership of Orion Office REIT LP (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.2
Credit Agreement, dated November 12, 2021, by and among Orion Office REIT Inc., Orion Office REIT LP, the financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent, relating to the Revolver/Term Loan Facilities (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.3
Credit Agreement, dated November 12, 2021, by and among Orion Office REIT Inc., Orion Office REIT LP, the financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent, relating to the CMBS Bridge Facility (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.4
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent under the Revolver/Term Loan Facilities (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.5
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent under the CMBS Bridge Facility (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.6
Amended & Restated Limited Liability Company Agreement of OAP/VER Venture, LLC, dated November, 12, 2021 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.7
Right of First Offer Agreement, dated November 12, 2021, by and between Orion Office REIT Inc. and OAP/VER Venture, LLC (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.8†	Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
10.9†
Form of Employment Agreement, by and among Orion Services, LLC, Orion Office REIT Inc. and each named executive officer of Orion Office REIT Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.10†
Form of Indemnification Agreement entered into between Orion Office REIT Inc. and each of its directors and executive officers (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.11†*	Form of Restricted Stock Unit Award for Non-Employee Directors under the Orion Office REIT Inc. 2021 Equity Incentive Plan
10.12†*	Form of Restricted Stock Unit Award for Employees under the Orion Office REIT Inc. 2021 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
__________________________
*     Filed herewith
**    In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Office REIT Inc.
By:	/s/ Gavin Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: December 1, 2021