Form 10-K
period 2021-12-31
Orion Office REIT Inc.
filed 2022-03-24
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Securities Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
* The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on October 22, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The Registrant’s shares of common stock, $0.001 par value per share, are listed and trade on the New York Stock Exchange (“NYSE”) and began trading publicly in regular way on November 15, 2021.

Table of Contents
There were 56,625,650 shares of common stock of Orion Office REIT Inc. outstanding as of March 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.
Explanatory Note
This annual report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the financial statements of the Company, as of and for the year ended December 31, 2021 and 2020 and for each of the years in the three year period ended December 31, 2021. The financial statements also include VEREIT Office Assets (as defined below), a predecessor of the Company, as of October 31, 2021 and December 31, 2020 and for the period from January 1, 2021 to October 31, 2021 and for each of the years in the two year period ended December 31, 2020, in each case, as further described below.
On November 1, 2021, pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended, the “Merger Agreement”), by and among Realty Income Corporation (“Realty Income”), VEREIT, Inc. (“VEREIT”), Rams Acquisition Sub II, LLC, (“Merger Sub 2”) and Rams MD Subsidiary I, Inc. (“Merger Sub 1”), Merger Sub 2 merged with and into VEREIT Operating Partnership, L.P. (“VEREIT OP”), with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”).
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
The consolidated and combined financial statements of the Company included in this report include the accounts of Realty Income Office Assets for the period from January 1, 2021 to October 31, 2021 and all prior periods presented as the ownership interests were under common control of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. Therefore, the Company’s consolidated and combined financial statements set forth in this report are not necessarily indicative of the future results of operations or cash flows of the Company as an independent, publicly traded company. Moreover, the combined and consolidated financial statements for the VEREIT Office Assets are not necessarily indicative of the results of operations, cash flows or financial position that would have been obtained if VEREIT Office Assets had been an independent, stand-alone company. For more information regarding the risks related to our business, refer to Part I - Item 1A. Risk Factors contained in this Annual Report on Form 10-K.

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, the payment of future dividends, the Company’s growth and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to refinance our debt obligations on favorable terms or at all;
•the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes and capital expenditures and repair and maintenance costs, may rise;
•conditions associated with the global market, including an oversupply of office space, tenant credit risk and general economic conditions;
•the extent to which the ongoing COVID-19 pandemic or any future pandemic or outbreak of a highly infectious or contagious disease or fear of such pandemics or outbreaks impacts our business, operating results, financial condition and prospects, which is highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic and its impact on the U.S. economy and potential changes in tenant behavior that could adversely affect the use of and demand for office space;
•our ability to acquire new properties and sell non-core assets on favorable terms and in a timely manner, or at all;
•our ability to comply with the terms of our credit agreements or to meet the debt obligations on certain of our properties;
•our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or at all;
•changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;
•the risk of tenant defaults on their lease obligations, which are heightened due to our focus on single tenant properties;
•our ability to renew leases with existing tenants or re-let space to new tenants on favorable terms or at all;
•the cost of rent concessions, tenant improvement allowances and leasing commissions;
•the potential for termination of existing leases pursuant to tenant termination rights;
•the amount, growth and relative inelasticity of our expenses;
•risks associated with the ownership and development of real property;
•risks accompanying the management of the Arch Street Joint Venture, our unconsolidated joint venture, as defined in the MD&A Overview, in which we hold a non-controlling ownership interest;
•the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate pending transactions;
•risks associated with acquisitions, including the integration of the office portfolios of Realty Income Corporation (“Realty Income”) and VEREIT, Inc. into Orion;
•Realty Income’s inability or failure to perform under the various transaction agreements effecting the Separation and the Distribution;
•risks associated with the fact that we have a limited operating history and our future performance is difficult to predict;
•our properties may be subject to impairment charges;

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021
•risks resulting from losses in excess of insured limits or uninsured losses;
•risks associated with the potential volatility of our common stock; and
•other risks and uncertainties detailed from time to time in our SEC filings.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2021.
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of December 31, 2021, multiplied by 12, including the Company’s pro rata share of such amounts from its unconsolidated joint venture with an affiliate of Arch Street Capital Partners. Annualized base rent is not indicative of future performance.
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

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021

PART I
Item 1. Business
Overview
Orion Office REIT Inc. (“Orion”) is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and intends to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ending December 31, 2021.
At December 31, 2021, the Company owned and operated 92 office properties with an aggregate of 10.5 million square feet, with an occupancy rate of 91.8% and a weighted-average remaining lease term of 4.0 years. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, we owned an aggregate of 10.6 million square feet, with an occupancy rate of 91.9% and a weighted-average remaining lease term of 4.1 years as of December 31, 2021. Our properties are located throughout the U.S. (including Puerto Rico).
As of December 31, 2021, one tenant exceeded 10% of our annualized base rent: General Services Administration at 11.6%. As of December 31, 2021, properties located in Texas and New Jersey represented 13.1% and 11.3%, respectively, of our annualized base rent. As of December 31, 2021, tenants in the following industries accounted for over 10% of our annualized base rent:

Tenant Industry Concentration	Annualized Base Rent as a % of Total Portfolio
Health Care Equipment & Services	15.9%
Government & Public Services	11.9%
Investment Strategy
We employ a proven, cycle-tested investment evaluation framework which will serve as the lens through which we make capital allocation decisions for both our current portfolio and future acquisitions. This framework prescribes that investments are evaluated along the following parameters:
Suburban Market Features. We will focus on suburban markets with strong fundamentals and demographic tailwinds accelerated in the post-COVID environment. We will look for markets with population growth, limited new supply, and highly educated workforces that are well positioned to capitalize on de-urbanization trends amplified by the migration of millennials to the suburbs. The suburbs within Sun Belt states in particular are markets which are now benefiting from an increasing number of corporate relocations from urban coastal markets to inland secondary markets, as companies and employees alike seek a lower cost of living, business-friendly tax and regulatory environments, less density, and better weather. Additionally, we believe there are a variety of markets outside the Sun Belt which possess similar attractive characteristics and are benefiting from similar trends. We will look to opportunistically emphasize both Sun Belt and other similar high quality markets as we grow our portfolio.
Net Lease Investment Characteristics. We seek stable cash flow from primarily long term leases with high credit quality tenants and inflation protection from embedded rent growth. Net leases can enhance stability of cash flows by shifting some or all operating expense burden to the tenant.
Tenant Credit Underwriting. We will pursue both investment grade rated tenants and creditworthy non-investment grade rated tenants. We will utilize our credit underwriting and real estate expertise to underwrite creditworthy non-investment grade tenants that we believe will offer enhanced yield and attractive risk-adjusted returns.
Real Estate Attributes. We intend to invest primarily in mission-critical regional and corporate headquarters office locations that are well-located with easy access to commuting routes and on-site amenities that enhance the tenant’s propensity to renew. When possible, we will look to acquire properties with modern floor plans configured to optimize collaboration and enhance employee productivity. We will also seek to acquire properties that further the environmental, social and governance initiatives that are core to our strategy.

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021
We will seek to utilize our investment evaluation framework to drive external growth through acquisitions, generate internal growth via asset management, and optimize our portfolio through capital recycling. To accomplish this objective, we intend to execute along three fundamental drivers of our business: External Growth, Asset Management, and Capital Recycling.
External Growth. We intend to grow our portfolio by acquiring properties, both directly and through our Arch Street Joint Venture, that fit the characteristics defined in our investment evaluation framework through multiple sourcing channels, leveraging our management team’s extensive relationship network with an average of over 25 years of experience transacting in the single-tenant net lease suburban office market. We expect to pursue both individual assets as well as portfolio opportunities sourced from a wide range of marketed and off-market transactions.
Asset Management. We will employ active asset management strategies and leverage our tenant relationships to attract and retain high-quality creditworthy tenants, drive re-leasing and renewal activity and maximize our tenant retention rates. Our active asset management strategy will utilize a disciplined and adaptive investment evaluation framework to assess each property in our portfolio, including with respect to its existing leases, future leasing opportunities, geographic market, and marketability for sale, as well as how each property contributes to the portfolio as a whole, to determine the appropriate strategy for managing that property within the context of our portfolio, including potential disposition opportunities. We also intend to apply this evaluation framework to the 92 properties in our portfolio, in order to identify opportunities to sell, re-lease, or reposition existing assets.
Additionally, we may seek to address any lease roll or vacancy in our portfolio by converting the space to multi-tenant office use in the event that our management team considers conversion to be the value-maximizing alternative for the subject property.
Capital Recycling. We expect to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from dispositions are expected to be redeployed to fund new acquisitions as well as capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows.
Financing
We intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, and to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. If our board of directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of any of these methods. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by us.
We believe we are positioned to enable access to multiple forms of capital. If the board of directors determines to raise equity capital, it may, without stockholder approval, issue additional shares of common stock or other capital stock. Our board of directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding class of common stock.
As of December 31, 2021, the portfolio had $620.0 million of total consolidated debt outstanding, consisting of a $355.0 million senior bridge term loan (“Bridge Facility”), a $175.0 million senior term loan facility (the “Term Loan Facility”) and a $425.0 million senior revolving credit facility (the “Revolving Facility”), $90.0 million of which was outstanding, together with the Term Loan Facility, the “Revolver/Term Loan Facilities”. In addition, the Company’s pro rata share of mortgage notes of the unconsolidated joint venture was $27.3 million as of December 31, 2021. Subsequent to December 31, 2021, we refinanced our outstanding Bridge Facility with a $355.0 million, 4.971% fixed rate mortgage loan (the “CMBS Loan”), which was collateralized by 19 properties. The CMBS Loan matures on February 11, 2027.
We believe our conservative leverage and strong liquidity will enable us to opportunistically take advantage of high-quality acquisition opportunities.

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2021
Competitive Strengths
Orion will be one of the few publicly traded REITs, and the only REIT in the net lease sector, with a dedicated single-tenant suburban office strategy with primarily mission-critical regional and corporate headquarters locations. Our portfolio consists of high-quality, diversified properties with favorable exposure to investment grade credit and has exhibited resilient performance through economic cycles, averaging approximately 99% rent collections on a monthly basis during the year ended December 31, 2021. Our acquisition strategy will be focused on suburban office assets and primarily net leases with long term leases of approximately 10 years on average, with the ability to opportunistically acquire multi-tenant office properties.
Our ability to efficiently deploy capital is a direct result of our management team’s wide-ranging network of industry relationships, which we will utilize to source a robust pipeline of attractive marketed, off-market, sale-leased back and build-to-suit investment opportunities. We believe our relationship-based sourcing strategy will generate a sustainable pipeline of opportunities to drive growth and enhance scale over time.
We also believe that our senior management team’s experience, as well as deep and long-standing relationships within the single-tenant suburban office sector, will competitively position us, provide us with unique market insights, allow us to discern market trends, help us to access off-market acquisition opportunities and facilitate our ability to execute our growth plan.
Our platform is vertically integrated across functions, including investment, finance, property management and leasing. Our integrated structure enables us to identify value creation opportunities and realize significant operating efficiencies. Our organization includes property managers and leasing professionals who maintain direct relationships and dialogue with our tenants and broker communities. We believe proactive, in-house property management and leasing allows us to exercise greater control of operating and capital expenditures while improving propensity to renew and maximizing re-leasing spreads.
Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”).
Human Capital
As of December 31, 2021, we had 26 employees. We value our employees and their individual and collective contributions to the Company in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our company culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may access any materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov. In addition, copies of our filings with the SEC may be obtained from our website at www.onlreit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.
Summary of Risk Factors
The following section sets forth a summary of principal risk factors that we believe are material to our investors, and could adversely affect our business, financial condition, results of operations, our ability to pay distributions and the value of an investment in our common stock. For a more extensive discussion of these factors, as well as other risks related to the Company, see “1A. Risk Factors” contained in this Annual Report on Form 10-K.

•If global market and economic conditions deteriorate, our business, financial condition and results of operations could be materially adversely affected.

•The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices, or other office space utilization trends, which could materially adversely impact our business, operating results, financial condition and prospects.
•We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to maintain such properties without receiving income.
•Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
•Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
•We are invested in the Arch Street Joint Venture and may in the future co-invest in joint ventures with third parties. The Arch Street Joint Venture, including the limitations it places on our ability to acquire new properties, may adversely affect our ability to acquire wholly-owned properties and any joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
•We may suffer adverse effects from acquisitions of commercial real estate properties.
•We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-lease space, which may adversely affect our business, financial condition and results of operations.
•Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.
•We have a significant amount of indebtedness and may need to incur more in the future.
•We have existing debt and refinancing risks that could affect our cost of operations.
•Financial covenants could materially adversely affect our ability to conduct our business.
•Some of our leases provide tenants with the right to terminate their leases early, which may have a material adverse effect on our business, financial condition and results of operations.
•Our expenses may remain constant or increase, even if our revenues decrease, which may have a material adverse effect on our business, financial condition and results of operations.
•Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
•Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.
•Our assets may be subject to impairment charges.
•Uninsured and underinsured losses may adversely affect our operations.
•We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our stockholders.
•Prior to the Distribution, we had no operating history as an independent company, and this lack of operating history makes our future performance difficult to predict.
•Our failure to continue to qualify as a real estate investment trust for U.S. federal income tax purposes could have a material adverse effect on us.

Item 1A. Risk Factors.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our business, results of operations and financial condition.
Risks Related to Our Properties and Business
If global market and economic conditions deteriorate, our business, financial condition and results of operations could be materially adversely affected.
Weak economic conditions generally, sustained uncertainty about global economic conditions, a tightening of credit markets, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, these factors and conditions could have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. We are subject to the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to refinance our debt obligations on favorable terms or at all. We are also subject to the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes and capital expenditures and repair and maintenance costs, may rise. We also may be unable to offset any increases in our borrowing costs or operating costs by increases in our rental revenues which are generally fixed. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to lease our properties and increase or maintain rental rates or the profitability of our properties may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices, or other office space utilization trends, which could materially adversely impact our business, operating results, financial condition and prospects.
Temporary closures of businesses and the resulting remote working arrangements for personnel in response to the COVID-19 pandemic or any future pandemic or outbreak of a highly infectious or contagious disease or fear of such pandemics or outbreaks may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for office space. If this trend was to continue or accelerate, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy rates at our properties and decrease rental income. The increase in remote work practices may continue in a post-pandemic environment, even in the suburban markets and markets with lower demand in which we primarily operate. The need to reconfigure leased office space, either in response to the pandemic, or to tenant’ needs may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, a tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.
We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to maintain such properties without receiving income.
We derive nearly all of our net income from rent received from our tenants, and our profitability is significantly dependent upon our ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2021, our portfolio, including our pro rata share of properties owned by our unconsolidated joint venture, had a weighted average lease term of 4.1 years, and eight operating properties, with an aggregate 0.6 million square feet, were vacant, including four properties, with an aggregate of 0.3 million square feet, that have remained vacant for over one year. Another two of our properties, comprising 0.4 million square feet, became vacant on January 1, 2022. If our tenants decide not to renew their leases, terminate early or default on their lease, or if we fail to find suitable tenants to lease our vacant properties, we may not be able to release the space or may experience delays in finding suitable replacement tenants. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to shareholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties.

Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
During the period ended December 31, 2021, a significant portion of our rental revenue was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in the government tenant exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, which may require us to spend significant amounts for tenant improvements, mostly with lease renewals. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources and it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties, including as to the COVID-19 pandemic and its economic impact and its aftermath and the new presidential administration, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
We are invested in the Arch Street Joint Venture and may in the future co-invest in joint ventures with third parties. The Arch Street Joint Venture, including the limitations it places on our ability to acquire new properties, may adversely affect our ability to acquire wholly-owned properties and any joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
We are invested in the Arch Street Joint Venture and may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire non-controlling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity.
In connection with Arch Street Capital Partner’s consent to the transfer of the equity interests in the Arch Street Joint Venture to us in the Separation, we entered into the ROFO Agreement with the Arch Street Joint Venture, whereby we will agree to not acquire any property within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture.
As our investment in the Arch Street Joint Venture is a minority, non-controlling interest, the investment decision by the Arch Street Joint Venture with respect to any property offered pursuant to the ROFO Agreement is controlled by Arch Street Capital Partners. If the Arch Street Joint Venture decides to acquire a property, our participation in the profitability and growth related to that property may be adversely impacted by our limited participation rights, and our ability to determine the strategy with respect to those properties will be materially limited compared to acquisitions we make directly, including with respect to leasing, disposition and joint venture opportunities (including if such actions are necessary to maintain compliance with our debt commitments). If the Arch Street Joint Venture elects not to purchase a property offered pursuant to the ROFO Agreement, their rights to first review the opportunity may delay or otherwise interfere in our ability to competitively bid or acquire such property, which, in turn, adversely affect our ability to act on our investment strategies in accordance with our business plan.

We also may enter into future joint ventures pursuant to which we will not be able to exercise sole decision-making authority regarding the properties owned through such joint ventures or similar ownership structure. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners, including Arch Street Capital Partners, may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to its policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners, including Arch Street Capital Partners, may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
The U.S. government’s “green lease” policies may adversely affect us.
In recent years, the U.S. government has instituted “green lease” policies which allow a government tenant to require Leadership in Energy and Environmental Design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an “Energy Star” label. Obtaining and maintaining such designation and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.
We may suffer adverse effects from acquisitions of commercial real estate properties.
We may pursue acquisitions of existing commercial real estate properties as part of our property development and acquisition strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.
We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face with acquisitions in more familiar regions, such as our not sufficiently anticipating conditions or trends in a new market and therefore not being able to operate the acquired property profitably.
In addition, we may acquire properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Examples of unknown liabilities with respect to acquired properties include, but are not limited to:

•liabilities for remediation of disclosed or undisclosed environmental contamination;
•claims by tenants, vendors or other persons dealing with the former owners of the properties;
•liabilities incurred in the ordinary course of business; and
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
Our performance is subject to risks inherent in owning real estate investments.

We are generally subject to risks incidental to the ownership of real estate. These risks include:

•changes in supply of or demand for office properties in our market or sub-markets;
•competition for tenants in our market or sub-markets;
•the ongoing need for capital improvements;
•increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities, real estate taxes and capital expenditures and repair and maintenance costs, due to inflation and other factors;
•changes in tax, real estate and zoning laws;
•changes in governmental rules and fiscal policies;

•inability of tenants to pay rent;
•competition from the development of new office space in our market or sub-markets and the quality of competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record; and
•civil unrest, acts of war, terrorism, adverse political conditions, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.
Should any of the foregoing occur, it may have a material adverse effect on our business, financial condition and results of operations.
We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to our existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our business, financial condition and results of operations.

We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge, or may not be able to increase rates to market rates, in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and rent or other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. Our inability to renew leases or re-let space in a reasonable time, a decline in rental rates or an increase in tenant improvement allowances, leasing commissions, rent concessions or other costs may have a material adverse effect on our business, financial condition and results of operations.

Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.
The majority of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their lease obligations. Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations may have a material adverse effect on our business, financial condition and results of operations.

Some of our leases provide tenants with the right to terminate their leases early, which may have a material adverse effect on our business, financial condition and results of operations.

Certain of our leases permit our tenants to terminate their leases as to all or a portion of their leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party tenants. If our tenants elect to terminate their leases early, it may have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness and may need to incur more in the future.
As of December 31, 2021, we have approximately $620.0 million of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to need to invest in our current portfolio and to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;
•limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, such financing could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, the Orion Charter and Orion Bylaws (as hereinafter defined) do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may permit us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and funds available for distribution to stockholders might be negatively affected, and the risk of default on our indebtedness could increase, which may have a material adverse effect on our business, financial condition and results of operations.

We have existing debt and refinancing risks that could affect our cost of operations.

We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Orion Credit Facilities, to finance possible acquisitions and for general corporate purposes. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:

•that interest rates may rise;
•that our cash flow will be insufficient to make required payments of principal and interest;
•that we will be unable to refinance some or all of our debt or increase the availability of overall debt on terms as favorable as those of our existing debt, or at all;
•that any refinancing will not be on terms as favorable as those of our existing debt;
•that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;
•that debt service obligations will reduce funds available for distribution to our stockholders;
•that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;
•that we may be unable to refinance or repay the debt as it becomes due; and
•that if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.
If we are unable to repay or refinance our indebtedness as it becomes due, we may need to sell assets or to seek protection from our creditors under applicable law, which may have a material adverse effect on our business, financial condition and results of operations.

Financial covenants could materially adversely affect our ability to conduct our business.

We are currently party to a $175.0 million term loan facility and a $425.0 million revolving credit facility (the “Orion Credit Facilities”), and our subsidiaries have entered into a $355.0 million fixed rate mortgage loan that is secured by the subsidiaries’ fee simple or ground lease interests in 19 properties owned indirectly by us (the “Orion CMBS Loan”) The credit agreement governing the Orion Credit Facilities and the Orion CMBS Loan each contain various financial and other covenants, including, with respect to the Orion Credit Facilities, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales, and the payment of certain dividends, and with respect to the Orion CMBS Loan, certain cash management requirements. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. The Orion Credit Facilities contain cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.

We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our stockholders.

In order to qualify to be taxed as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt) and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new developments or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to make distributions to our stockholders may be adversely affected which may have a material adverse effect on our business, financial condition and results of operations.

Our expenses may remain constant or increase, even if our revenues decrease, which may have a material adverse effect on our business, financial condition and results of operations.

Costs associated with our business, such as debt repayments, real estate taxes, insurance premiums and maintenance costs, are relatively inelastic and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which may have a material adverse effect on our business, financial condition and results of operations.

Property taxes may increase without notice.

The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our tenants. In such event, our financial condition, results of operations, cash flows, trading price of our common stock and our ability to satisfy our principal and interest obligations and to pay dividends to our stockholders could be adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.

Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.

Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we determine to sell. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We may acquire properties if we are presented with an attractive opportunity to do so. We may face competition for such acquisition opportunities from other investors, and such competition may adversely affect us by subjecting us to the following risks:

•an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and
•an increase in the purchase price for such acquisition property in the event we are able to acquire such desired property.

Accordingly, competition for acquisitions may limit our opportunities to grow our business, which may have a material adverse effect on our business, financial condition and results of operations.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

We may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership. These transactions can result in stockholder dilution. This acquisition structure can have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require (and in the case of our properties, requires) that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions, which may have a material adverse effect on our business, financial condition and results of operations.

We may be unable to develop new properties successfully, which could materially adversely affect our results of operations due to unexpected costs, delays and other contingencies.

From time to time, we may acquire unimproved real property for development purposes as market conditions warrant. In addition to the risks associated with the ownership of real estate investments in general, and investments in joint ventures specifically, there are significant risks associated with our development activities, including the following:

•delays in obtaining, or an inability to obtain, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in completion delays and increased development costs;
•incurrence of development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;
•abandonment of contemplated development projects or projects in which we have started development, and the failure to recover expenses and costs incurred through the time of abandonment which could result in significant expenses;
•risk of loss of periodic progress payments or advances to builders prior to completion;
•termination of leases by tenants due to completion delays;
•failure to achieve expected occupancy levels, as the lease-up of space at our development projects may be slower than estimated; and
•other risks related to the lease-up of newly constructed properties.

In addition, we also rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing to a purchase price at the time we acquire unimproved real property. If our projections are inaccurate, including due to any of the risks described above, we may overestimate the purchase price for a property and be unable to charge rents that compensate us for our increased costs, which may have a material adverse effect on our business, financial condition and results of operations.

We, our tenants and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.

We, our tenants and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations.

Failure to comply with these requirements could subject us, or our tenants, to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us, or our tenants, to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will develop. Environmental noncompliance liability also could impact a tenant’s ability to make rental payments to us. Furthermore, our reputation could be negatively affected if we violate environmental laws or regulations, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under or emanating from such property, including investigation and cleanup costs, natural resource damages, third-party liability for cleanup costs, personal injury or property damage and costs or losses arising from property use restrictions. In particular, some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, adjacent to or near sites upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that have released or may have released petroleum products or other hazardous or toxic substances. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. The presence of hazardous substances also may result in use restrictions on impacted properties or result in liens on contaminated sites in favor of the government for damages it incurs to address contamination. We also may be liable for the costs of removal or remediation of hazardous substances or waste disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facilities. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or other hazardous building materials or could have indoor air quality concerns (e.g., from airborne contaminants such as mold), which may subject us to costs, damages and other liabilities including abatement cleanup, personal injury, and property damage liabilities. The foregoing could adversely affect occupancy and our ability to develop, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that may have a material adverse effect on our business, financial condition and results of operations.

We may be materially adversely affected by laws, regulations or other issues related to climate change.

If we become subject to laws or regulations related to climate change, our business, financial condition and results of operations could be materially adversely affected. The federal government has enacted certain climate change laws and regulations which may, among other things, regulate “carbon footprints” and greenhouse gas emissions. Such laws and regulations could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations. Additionally, the potential physical impacts of climate change on our operations are highly uncertain. These may include changes in rainfall and storm patterns and intensity, water shortages, changing sea levels and changing temperatures. These impacts may have a material adverse effect on our business, financial condition and results of operations.

Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs.

Our properties must comply with the Americans with Disabilities Act (the “ADA”) and any equivalent state or local laws, to the extent that our properties are public accommodations as defined under such laws. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of our properties is not in compliance with the ADA or any equivalent state or local laws, we may be required to incur additional costs to bring such property into compliance with the ADA or similar state or local laws. Noncompliance with the ADA or similar state and local laws could also result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA or any equivalent state or local laws. If we incur substantial costs to comply with the ADA or any equivalent state or local laws, it may have a material adverse effect on our business, financial condition and results of operations.

Our assets may be subject to impairment charges.

We will regularly review our real estate assets for impairment, and based on these reviews, we may record impairment losses that have a material adverse effect on our business, financial condition and results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. Other factors that could increase the likelihood of incurring impairment include actual or expected tenant vacancies, identification of a property for potential sale and a tenant bankruptcy or default. Such impairment losses may have a material adverse effect on our business, financial condition and results of operations.

Uninsured and underinsured losses may adversely affect our operations.

We, or in certain instances, tenants at our properties, carry comprehensive commercial general liability, fire, extended coverage, business interruption, rental loss coverage, environmental and umbrella liability coverage on all of our properties. We also carry wind and flood coverage on properties in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. However, we may be subject to certain types of losses that are generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the event of substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property, which may have a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation, which could have a material adverse effect on our financial condition.

We may be subject to litigation, including claims related to our assets and operations that are otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. While we generally intend to vigorously defend ourselves against such claims, we cannot be certain of the ultimate outcomes of claims that may be asserted against us. Unfavorable resolution of such litigation may result in our having to pay significant fines, judgments, or settlements, which, if uninsured — or if the fines, judgments and settlements exceed insured levels — would adversely impact our earnings and cash flows, thereby negatively impacting our ability to service debt and pay dividends to our stockholders, which may have a material adverse effect on our business, financial condition and results of operations. Certain litigation, or the resolution of certain litigation, may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and directors, each of which may have a material adverse effect on our business, financial condition and results of operations.

Our business could be materially adversely affected by security breaches through cyber-attacks, cyber intrusions or otherwise.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our information technology networks and related systems. These risks include operational interruptions, private data exposure and damage to our relationships with our tenants, among other things. There can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways that may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to satisfy the regulatory requirements of the Sarbanes-Oxley Act, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.

As a public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements in accordance with the rules and regulations promulgated by the SEC. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022, and have our independent registered public accounting firm attest to our evaluation for the year in which we cease to be an “emerging growth company.” We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report thereon. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

The success of our business depends on retaining officers and employees.

Our continued success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Paul H. McDowell, our Chief Executive Officer, who would be difficult to replace. We cannot provide any assurance that Mr. McDowell or any of our other key personnel will remain employed by us. Our ability to retain such individuals, or to attract a suitable replacement should he leave, is dependent on the competitive nature of the employment market. The loss of services of Mr. McDowell or other key personnel may have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that we will be able to retain key employees, which may have a material adverse effect on our business, financial condition and results of operations.

Failure to hedge effectively against interest rate changes may have a material adverse effect on our business, financial condition and results of operations.

The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. Failure to hedge effectively against such interest rate changes may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to the discontinuance of LIBOR.

Our $425 million revolving credit facility provides for borrowings to be made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate applicable to outstanding borrowings thereunder, and we may incur additional indebtedness or enter into new financial arrangements that use LIBOR as a benchmark for establishing the interest rate for borrowing thereunder.

LIBOR is in the process of being discontinued. While certain U.S. dollar LIBOR settings are expected to continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time and only on a “synthetic” basis (i.e., not on the basis of submissions made by panel banks). The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. dollar LIBOR should be entered into after 2021.

While our revolving credit facility includes provisions for establishing alternative reference rates when LIBOR is no longer be available, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under those facilities. Similarly, while we have entered into an interest rate swap transaction which effectively fixes the interest rate on our borrowings under our term loan facility for the term of the loan, if the swap arrangement is terminated for any reason, or ceases to cover all of the borrowings under the term loan facility, our borrowings thereunder (or the relevant portion thereof) would be subject to variable interest rates with LIBOR as a benchmark and therefore similar risks to those of our borrowings under our revolving credit facility. Likewise, the unavailability of LIBOR may have an adverse impact on interest rates and other financing costs under other debt instruments and other financial obligations of ours, as well as the market value of and the payments we receive under any LIBOR-linked securities or investments that we may own from time to time. In addition, financial markets generally may be adversely affected by the discontinuation of LIBOR, the uncertainties regarding its discontinuation, the alternative reference rates that are being or may be used in place of LIBOR and other issues related to LIBOR. Any of the foregoing could adversely affect our results of operations and financial condition.

We may amend our investment strategy and business policies without stockholder approval.

Our board of directors may change our investment strategy or any of our investment guidelines, financing strategy or leverage policies with respect to investments, developments, acquisitions, growth, operations, indebtedness, capitalization and dividends at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Such a change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, among other risks. These changes could adversely affect our ability to pay dividends to our stockholders, and may have a material adverse effect on our business, financial condition and results of operations.

The Transition Services Agreement with Realty Income grants Realty Income certain rights that may restrain our ability to take various actions in the future.

In connection with the Separation, we entered into the Transition Services Agreement, pursuant to which we, Realty Income, and our and their respective subsidiaries will provide to each other various services for a transitional period. The services to be provided include information technology, and other financial and administrative functions, which we intend to rely upon during the applicable terms to facilitate our ability to successfully operate as a stand-alone company, manage our information systems and comply with our various reporting and other legal requirements. Any inability of Realty Income to provide these services in accordance with the terms thereof may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Separation and the Distribution

Our business and operating results could be negatively affected if we are unable to successfully integrate the office businesses of Realty Income and VEREIT, which integration is ongoing.

Our company involves the combination of the office portfolios of two companies which previously operated as independent public companies. We will be required to devote significant management attention and resources to the integration of the two separate office portfolios of Realty Income and VEREIT. Potential difficulties we may encounter in the overall integration process include the following:

•difficulties in the integration of operations and systems of the office real properties of Realty Income and VEREIT;
•the inability to realize potential operating synergies;
•the failure by us to retain key employees;
•the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and tenant bases;
•accounting, regulatory or compliance issues that could arise, including internal control over financial reporting;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions; and
•challenges in retaining the tenants of each of Realty Income and VEREIT prior to the Distribution.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Separation and the Distribution, which may have a material adverse effect on our business, financial condition and results of operations.

Prior to the Distribution, we had no operating history as an independent company, and this inexperience makes our future performance difficult to predict.

We have a limited operating history and our stockholders should not rely on the past performance of Realty Income or VEREIT to predict our future results. Factors which may adversely impact our ability to operate as an independent company in the future may include, but are not limited to, the following:
•prior to the Separation and the Distribution, portions of our business were operated by VEREIT and Realty Income, as applicable, and as part of their respective corporate organizations. We will need to continue to make investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we no longer have access, which will be costly;
•following the Distribution, we are unable to use VEREIT’s and Realty Income’s economies of scope and scale in procuring various goods and services and in maintaining vendor and tenant relationships. Although we have entered into certain transition-related agreements, including a Transition Services Agreement, with Realty Income, these agreements may not fully capture the benefits previously enjoyed as a result of our business being integrated within the businesses of VEREIT and Realty Income, and may result in us paying higher charges than paid in the past by VEREIT or Realty Income for necessary services. In addition, services provided to us under the Transition Services Agreement will generally only be provided for an agreed upon transition period, and may be subject to early termination;
•prior to the Separation and the Distribution, the working capital requirements and capital for general corporate purposes, including acquisitions, research and development, and capital expenditures, relative to our assets were satisfied as part of the corporation-wide cash management policies of Realty Income and VEREIT, respectively. Following the Distribution, while we have entered into the Orion Credit Facilities, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may not be on terms as favorable those obtained by Realty Income or VEREIT, and the cost of capital for our business may be higher than Realty Income’s or VEREIT’s cost of capital prior to the Separation and the Distribution, which may have a material adverse effect on our business, financial condition and results of operations; and
•our cost structure, management, financing and business operations will be significantly different from that of Realty Income and VEREIT as a result of our operating as an independent public company. These changes will result in increased costs on a comparable basis focused on assets under management, including, but not limited to, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our status as an independent company.

Realty Income may fail to perform under various transaction agreements that were executed as part of the Separation and the Distribution, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

We entered into agreements with Realty Income in connection with the Separation and the Distribution including the Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement and the Employee Matters Agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Distribution. We will rely on Realty Income to satisfy its performance and payment obligations under such agreements. If Realty Income is unable to satisfy such obligations, including its indemnification obligations, we could incur operational difficulties or losses, which may have a material adverse effect on our business, financial condition and results of operations.

If we do not have in place similar agreements with other providers of these services when the transaction agreements terminate and we are not able to provide these services internally, we may not be able to operate our business effectively and our profitability may decline, which may have a material adverse effect on our business, financial condition and results of operations.

Potential indemnification obligations owed to Realty Income pursuant to the Separation and Distribution Agreement may have a material adverse effect on our business, financial condition and results of operations.

The Separation and Distribution Agreement provides for, among other things, indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist related to our business activities, whether incurred prior to or after the Distribution, as well as certain obligations of Realty Income that we assumed pursuant to the Separation and Distribution Agreement. If we are required to indemnify Realty Income under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities, which may have a material adverse effect on our business, financial condition and results of operations.

Certain of our directors may have actual or potential conflicts of interest because of their previous or continuing equity interests in, or positions at, Realty Income.

Certain of our directors are persons who are or have served as directors of Realty Income or who may own Realty Income common stock or other equity awards. Even though our board of directors will consist of a majority of independent directors, certain of our directors will continue to have a financial interest in Realty Income common stock. Continued ownership of Realty Income common stock and equity awards, or service as a director at both companies, could create, or appear to create, potential conflicts of interest, which may have a material adverse effect on our business, financial condition and results of operations.

We may not achieve some or all of the expected benefits of the Separation and the Distribution, and the Separation and the Distribution may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and the Distribution, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. We may not achieve the anticipated benefits of the Separation and the Distribution for a variety of reasons, including, among others: (i) diversion of management’s attention from operating and growing our business; (ii) disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, which could adversely affect our ability to maintain relationships with tenants; (iii) increased susceptibility to market fluctuations and other adverse events following the Separation and the Distribution; and (iv) lack of diversification in our business, compared to VEREIT’s or Realty Income’s businesses prior to the Separation and the Distribution. Failure to achieve some or all of the benefits expected to result from the Separation and the Distribution, or a delay in realizing such benefits, may have a material adverse effect on our business, financial condition and results of operations.

Our agreements with Realty Income in connection with the Separation and the Distribution involve conflicts of interest, and we may have received better terms from unaffiliated third parties than the terms we will receive in these agreements.

We entered into certain agreements with Realty Income to provide a framework for our relationship with Realty Income following the Separation and the Distribution, including the Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement and the Employee Matters Agreement. The terms of these agreements were determined while portions of our business were still owned by Realty Income and VEREIT and were negotiated by persons who were at the time employees, officers or directors of VEREIT, Realty Income or their subsidiaries, or who became employees, officers or directors of Realty Income following the Merger Effective Time, and, accordingly, may have conflicts of interest. For example, during the period in which the terms of those agreements were negotiated, we did not have a board of directors that was independent of VEREIT or Realty Income. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties, which may have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Separation and Distribution Agreement, Realty Income will indemnify us for certain pre-Distribution liabilities and liabilities related to the legacy Realty Income and VEREIT assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Realty Income’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, Realty Income will indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Realty Income retains, and there can be no assurance that Realty Income will be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from Realty Income any amounts for which we were held liable by such third parties, any indemnification received may be insufficient to fully offset the financial impact of such liabilities or we may be temporarily required to bear these losses while seeking recovery from Realty Income, which may have a material adverse effect on our business, financial condition and results of operations.

The Orion Credit Facilities may limit our ability to pay dividends on our common stock, including repurchasing shares of our common stock.

Under the credit agreement governing the Orion Credit Facilities, our dividends may not exceed the greater of (1) 95% of our funds from operations, and (2) the amount required for us to qualify and maintain our status as a REIT. Any inability to pay dividends may negatively impact our REIT status or could cause stockholders to sell shares of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock may vary substantially.

The market price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These fluctuations in the stock market may adversely affect the market price of our common stock. Among the factors that could affect the market price of our common stock are:

•actual or anticipated quarterly fluctuations in our business, financial condition and operating results;
•changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
•our ability to re-lease spaces as leases expire;
•our ability to refinance our indebtedness as it matures;
•any changes in our dividend policy;
•any future issuances of equity securities;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•general economic, political and financial market conditions and, in particular, developments related to market conditions for the real estate industry; and
•domestic and international economic factors unrelated to our performance.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would materially and adversely affect us and the value of our common shares.

We will elect to be taxed as a REIT and believe we have been organized and have operated in a manner that has allowed us to qualify and to remain qualified as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2021. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we have qualified as a REIT or that we will remain qualified as such in the future. If we fail to qualify as a REIT or lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common shares.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our common shares, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to income tax as regular corporations in the jurisdictions in which they operate.

If either Realty Income or VEREIT failed to qualify as a REIT during certain periods prior to the Distribution, we would be prevented from electing to qualify as a REIT.

Under applicable Treasury Regulations, if Realty Income or VEREIT failed to qualify as a REIT during certain periods prior to the Distribution, unless Realty Income’s or VEREIT’s failure were subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Realty Income or VEREIT failed to qualify.

If certain of our subsidiaries, including our operating partnership, fail to qualify as partnerships or disregarded entities for federal income tax purposes, we would cease to qualify as a REIT and would suffer other adverse consequences.

One or more of our subsidiaries may be treated as a partnership or disregarded entity for federal income tax purposes and, therefore, will not be subject to federal income tax on its income. Instead, each of its partners or its members, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We cannot assure you that the IRS will not challenge the status of any subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating any subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

Distribution requirements imposed by law limit our flexibility.

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, each year. We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we are subject to a 4% non-deductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the non-deductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

We may make distributions on our common stock in common stock and/or cash. Our stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

In order to satisfy our REIT distribution requirements, we are permitted, subject to certain conditions and limitations, to make distributions that are in part payable in shares of our common stock. Distributions of cash and common stock will be treated as dividends to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash received in the distribution. If a stockholder sells shares of our stock to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Moreover, if a significant number of our stockholders sell shares of our stock to pay such taxes, it may cause the stock distribution to be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our stock. Furthermore, we may be required to withhold federal income tax with respect to dividends paid to certain non-U.S. stockholders, including dividends payable in our stock.

Legislative or other actions affecting REITs could have a negative effect on us or our investors.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect us or our investors, including holders of our common stock or debt securities. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Risks Related to an Investment in Our Common Stock

Limitations on the ownership of our common stock and other provisions of the Orion Charter may preclude the acquisition or change of control of our Company.

Certain provisions contained in the Orion Charter and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of the Orion Charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification. Among other things, unless exempted by our board of directors, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of all classes and series of our outstanding stock by value. Our board of directors may, in its sole discretion, grant exemptions to the stock ownership limits, subject to such conditions and the receipt by our board of directors of certain representations and undertakings.

In addition to these ownership limits, the Orion Charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, shares of our capital stock that would result in us being “closely held” under Section 856(h) of the Code, (b) transferring our capital stock if such transfer would result in our stock being owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code), (c) beneficially or constructively owning shares of our capital stock to the extent such ownership would result in us owning (directly or indirectly) an interest in a tenant if the income derived by us from that tenant for our taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of one percent of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income requirements and (d) beneficially or constructively owning shares of our capital stock that would cause us otherwise to fail to qualify as a REIT. If any transfer of our shares of stock occurs which, if effective, would result in any person beneficially or constructively owning shares of stock in excess, or in violation, of the above transfer or ownership limitations, (such person, a prohibited owner), then that number of shares of stock, the beneficial or constructive ownership of which otherwise would cause such person to violate the transfer or ownership limitations (rounded up to the nearest whole share), will be automatically transferred to a charitable trust for the exclusive benefit of a charitable beneficiary, and the prohibited owner will not acquire any rights in such shares. If the transfer to the charitable trust would not be effective for any reason to prevent the violation of the above transfer or ownership limitations, then the transfer of that number of shares of our capital stock that otherwise would cause any person to violate the above limitations will be void. The prohibited owner will not benefit economically from ownership of any shares of our capital stock held in the charitable trust, will have no rights to dividends or other distributions and will not possess any rights to vote or other rights attributable to the shares of our capital stock held in the charitable trust.

Generally, the ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a taxable year. The ownership limits contained in the Orion Charter are based upon direct or indirect ownership at any time by any “person,” which term includes entities. These ownership limitations in the Orion Charter are common in REIT governing documents and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our common stock also might delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Furthermore, under the Orion Charter, our board of directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests, which could have a material adverse effect on our business, financial condition and results of operations.

Maryland law may limit the ability of a third party to acquire control of us.

The Maryland General Corporation Law (the “MGCL”) provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. These and other provisions of the MGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.

Market interest rates may have an effect on the value of our common stock.

One of the factors that will influence the price of our common stock will be its dividend yield, or the dividend per share as a percentage of the price of our common stock, relative to market interest rates. An increase in market interest rates, which are currently at historically low levels, may lead prospective purchasers of our common stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. If market interest rates increase and we are unable to increase our dividend in response, including due to an increase in borrowing costs, insufficient funds available for distribution or otherwise, investors may seek alternative investments with a higher dividend yield, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease as market interest rates increase, which may have a material adverse effect on our business, financial condition and results of operations.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock and may be dilutive to current stockholders.

The Orion Charter authorizes our board of directors to, among other things, issue additional shares of our common stock without stockholder approval. In addition, our board of directors has the power under the Orion Charter to amend the Orion Charter to increase (or decrease) the number of authorized shares of our stock of any class from time to time, without approval of our stockholders. We cannot predict whether future issuances or sales of shares of our common stock, or the availability of shares for resale in the open market, will decrease the per share trading price of our common stock. The issuance of a substantial number of shares of our common stock in the open market or the issuance of a substantial number of shares of our common stock upon the exchange of OP units, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders’ interests in our company. In addition, we have adopted an equity compensation plan, and we have and expect to continue to issue shares of our common stock or grant equity incentive awards exercisable for or convertible or exchangeable into shares of our common stock under the plan. Future issuances of shares of our common stock may be dilutive to existing stockholders, which may have a material adverse effect on our business, financial condition and results of operations.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or preferred equity securities which may be senior to our common stock for purposes of dividends or upon liquidation, may materially adversely affect the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing Orion OP to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock or preferred units and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution of such assets to holders of our common stock. Additionally, any convertible or exchangeable securities that we may issue in the future may have rights, preferences and privileges more favorable than those of our common stock, and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any shares of preferred stock or preferred units that we issue in the future could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any such future offerings may reduce the per share trading price of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock is limited by Maryland law. Under the MGCL, a Maryland corporation, including Orion, generally may not pay a dividend if, after giving effect to the dividend, the corporation would not be able to pay its debts as such debts become due in the ordinary course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. If we are unable to pay dividends, or our ability to pay dividends is limited, investors may seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We may change our dividend policy.

Future dividends will be declared and paid at the discretion of our board of directors, and the amount and timing of dividends will depend upon cash generated by operating activities, our business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems relevant. Our board of directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. Any reduction in our dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

We will incur increased costs as a result of operating as a public company. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The New York Stock Exchange. As of the date of filing of this Annual Report on Form 10-K, we qualify as an “emerging growth company”. For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the distribution; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We estimate that we will cease to qualify as an “emerging growth company” beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. As of the expiration of our emerging growth company status, we will be immediately subject to Section 404(a) of the Sarbanes-Oxley Act and we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. This will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Company leases our corporate office space, including our corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2021, the Company owned 92 office properties with an aggregate of 10.5 million square feet located in 29 states and Puerto Rico, with an occupancy rate of 91.8% and a weighted-average remaining lease term of 4.0 years as of December 31, 2021. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, we owned an aggregate of 10.6 million square feet, with an occupancy rate of 91.9% and a weighted-average remaining lease term of 4.1 years as of December 31, 2021. See Schedule III – Real Estate and Accumulated Depreciation for property information.

Item 3. Legal Proceedings.
As of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
The Company’s Common Stock trades on the NYSE under the trading symbol “ONL”. The Company’s Common Stock began trading on the NYSE on November 15, 2021.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the Standard & Poor’s 500 Index (“S&P 500”) for the period commencing November 15, 2021 and ending December 31, 2021. The graph assumes an investment of $100 on November 15, 2021.
The graph above and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. In addition, the stock price performance in the graph above is not indicative of future stock price performance.

Distributions
Our future distributions may vary and will be determined by the Company’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. On March 22, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the first quarter of 2022, payable on April 15, 2022, to stockholders of record as of March 31, 2022.
As of March 18, 2022, the Company had approximately 10,916 stockholders of record of its Common Stock.
Recent Sales of Unregistered Securities
The Company was initially capitalized on July 15, 2021 with the issuance of 100,000 shares of the Company’s common stock to Realty Income for a total of $1,000. In connection with the Separation and the Distribution, on November 10, 2021, the Company issued 56,525,650 additional shares of the Company’s common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock. The issuances of this common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On November 12, 2021, in connection with the entry into the LLCA, as defined in the MD&A Overview, the Company granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Equity” for further information regarding the terms of the Arch Street Warrants. The issuance of such warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Orion Office REIT Inc. (the “Company”, “Orion”, “we”, or “us”) makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements”. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
Orion is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and intends to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ending December 31, 2021.
The Company has 92 office properties with an aggregate of 10.5 million square feet located in 29 states and Puerto Rico, with an occupancy rate of 91.8% and a weighted-average remaining lease term of 4.0 years as of December 31, 2021. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, we owned an aggregate of 10.6 million square feet with an occupancy rate of 91.9% and a weighted-average remaining lease term of 4.1 years as of December 31, 2021.
Merger with Realty Income
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and intend to qualify and elect to be taxed as a REIT, commencing with our initial taxable year ending December 31, 2021.
On November 12, 2021, in connection with the Distribution, Orion OP also entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), by and between Orion OP and OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
Our common stock, par value $0.001 per share, trades on the NYSE under the symbol “ONL”.
Through November 12, 2021, we had not conducted any business as a separate company other than start-up related activities.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Basis of Presentation
The Company’s consolidated and combined financial statements include the accounts of the Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021 and all prior periods presented as the ownership interests were under common control and ownership of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.
The historical combined and consolidated financial results for the VEREIT Office Assets include the accounts of the VEREIT Office Assets on a combined basis as the ownership interests were under common control and ownership of VEREIT. These combined financial results were derived from the books and records of and carved out from VEREIT.

The combined and consolidated financial statements of the VEREIT Office Assets reflect charges for certain corporate costs and, we believe such charges are reasonable. Costs of the services that were charged to the VEREIT Office Assets were based on either actual costs incurred by each business or a proportion of costs estimated to be applicable to each business, based on VEREIT Office Assets’ pro-rata share of annualized base rent. The historical combined financial information presented does not necessarily include all of the expenses that would have been incurred had VEREIT Office Assets been operating as a separate, standalone company. Such historical combined and consolidated financial information may not be indicative of the results of operations, financial position or cash flows that would have been obtained if the VEREIT Office Assets had been an independent, standalone public company during the periods presented or of the future performance of the Company as an independent, standalone company.
Election as a REIT
We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2021.

ORION OFFICE REIT INC.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policy involves significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.
Real Estate Impairment
We invest in real estate assets and subsequently monitor those investments quarterly for impairment. The risks and uncertainties involved in applying the principles related to real estate impairment include, but are not limited to, the following:
•The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss.
•The evaluation of real estate assets for potential impairment requires our management to exercise significant judgment and make certain key assumptions. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of our tenants.
•Changes related to management’s intent to sell or lease the real estate assets used to develop the forecasted cash flows may have a material impact on our financial results.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Operating Highlights and Key Performance Indicators
2021 Activity
Operations
•Consummated the Mergers on November 1, 2021, and completed the Separation and the Distribution on November 12, 2021.
•Acquired interest in one property through our unconsolidated joint venture for a purchase price of $30.5 million, for which the Company’s investment and ownership percentage is 20%.
Debt
•On November 12, 2021, entered into a credit agreement providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”) and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility”). Also, on November 12, 2021, the Company entered into a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility” and collectively with the Revolving Facility and Term Loan Facility, the “Facilities”). The Bridge Facility was subsequently refinanced with a $355.0 million mortgage loan during February 2022.
•On November 12, 2021, borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility were fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed to Realty Income in accordance with the Separation and Distribution Agreement.
•As of December 31, 2021, the Company had $335.0 million of borrowing capacity under the Revolving Facility.
•Entered into interest rate swap agreements with an aggregate notional amount of $175.0 million in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility.
Equity
•Issued 56,525,650 shares of common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock and effected the Distribution of such shares to its stockholders on November 12, 2021.
•Granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of the Company’s common stock (the “Arch Street Warrants”).

Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties, including our pro rata share of the applicable statistics of the properties owned by our unconsolidated joint venture as of December 31, 2021:

2021
Portfolio Metrics
Operating properties	92
Unconsolidated joint venture properties	6
Rentable square feet (in thousands) (1)	10,646
Occupancy rate (2)	91.9%
Investment-grade tenants (3)	67.7%
Weighted-average lease term (in years)	4.1
____________________________________
(1)Leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the unconsolidated joint venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rental income of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the unconsolidated joint venture, as of December 31, 2021. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

Year Ended December 31,
2021
Financial Metrics
Total revenues	$79,731
Net (loss) income	$(47,464)
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.84)
FFO attributable to common stockholders (1)	$46,689
FFO attributable to common stockholders per diluted share (1)	$0.82

Core FFO attributable to common stockholders (1)	$58,380
Core FFO attributable to common stockholders per diluted share (1)	$1.03
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the operating properties we owned as of December 31, 2021, including our pro rata share of properties owned by our unconsolidated joint venture (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Base Rent Expiring	Annualized Base Rent Expiring as a % of Total Portfolio
2022	14	1,168	11.0%	21,923	12.2%
2023	22	2,156	20.3%	32,564	18.1%
2024	18	2,029	19.1%	40,024	22.3%
2025	11	1,046	9.8%	18,344	10.2%
2026	12	741	7.0%	16,222	9.0%
2027	11	884	8.3%	14,883	8.3%
2028	8	348	3.3%	6,961	3.9%
2029	3	392	3.7%	5,659	3.1%
2030	2	98	0.9%	4,468	2.5%
2031	1	11	0.1%	399	0.2%
Thereafter	8	847	7.8%	17,825	9.9%
Total	110	9,720	91.3%	$179,272	99.7%
_______________________________________________
(1)    The Company has certain properties that are subject to multiple leases.
Results of Operations
The results of operations discussed in this section include the accounts of Realty Income Office Assets from January 1, 2021 to October 31, 2021 and all prior periods presented and the accounts of the Company and its consolidated subsidiaries from and after the Merger Effective Time.
For the periods presented prior to the date of the Distribution, our historical consolidated and combined financial results reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on our behalf, and are reflected as capital contributions.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020 (dollars in thousands)
The Company’s portfolio size significantly increased in the last two months of 2021 as a result of the Mergers, which contributed to an increase in revenues and expenses when comparing the year ended December 31, 2021 to the same period in 2020. At December 31, 2021, we had 92 office properties with an aggregate of 10.5 million square feet as compared to 40 properties with approximately 3.0 million leasable square feet at December 31, 2020.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Rental	$79,460	$53,474	$25,986
Fee income from unconsolidated joint venture	271	—	271
Total revenues	$79,731	$53,474	$26,257
Rental
The increase in rental revenue of $26.0 million during the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to the increase in our overall portfolio size resulting from the closing of the Merger.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Company’s unconsolidated joint venture. The increase of $0.3 million during the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to fees earned from the Arch Street Joint Venture, including $0.2 million of acquisition fees for the purchase of one property in the partnership in December 2021.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Transaction costs	7,909	—	7,909
Property operating	13,411	5,770	7,641
General and administrative	3,832	2,051	1,781
Depreciation and amortization	43,922	25,950	17,972
Impairments	49,859	18,671	31,188
Total operating expenses	$118,933	$52,442	$66,491
Transaction Costs
During the year ended December 31, 2021, the Company incurred $7.9 million of transaction costs, which primarily consist of integration costs, and attorney fees and accountant fees related to the Mergers and the Distribution. The integration costs consist of expenses related to the fair value of the warrants issued to affiliates of the Arch Street Partner as well as appraisal fees. No such costs were incurred during the same period in 2020.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $7.6 million during the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to the increase in our portfolio size.

General and Administrative Expenses
General and administrative expenses increased $1.8 million during the year ended December 31, 2021 as compared to the same period in 2020, which was primarily due to actual costs recorded during the last two months of 2021 following the Distribution and the Company’s commencement of operations as a standalone business, as compared with an allocation of amounts for 2020 and the first ten months of 2021. General and administrative expenses for Realty Income Office Assets for the ten months of 2021 and the full year 2020 are primarily an allocation from Realty Income general and administrative expenses, and therefore, do not reflect the full general and administrative expenses of an independent, separate public company.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $18.0 million during the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to the increase in our portfolio size.
Impairments

Impairments of $49.9 million and $18.7 million were recorded during the years ended December 31, 2021 and 2020, respectively. As part of the consummation of the Distribution, the Company’s portfolio became subject to new management which identified certain non-core assets for potential sale. Based on management’s estimates, the carrying value of certain assets was determined to be unrecoverable, resulting in the recognition of impairment losses during the period following the Distribution.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Interest expense	$(4,267)	$(2,931)	$1,336
Loss on extinguishment of debt, net	$(3,782)	$—	$3,782
Equity in income of unconsolidated joint venture	$(56)	$—	$56
Provision for income taxes	$(157)	$—	$157
Interest Expense
The increase in interest expense of $1.3 million during the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to an increase in debt outstanding from $37.1 million as December 31, 2020 to $616.8 million as of December 31, 2021 in connection with the capitalization of the Company in connection with the Separation and the Distribution, as discussed in Note 6 – Debt, Net.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net increased $3.8 million during the year ended December 31, 2021 as compared to no loss on extinguishment of debt in the same period in 2020. The loss is the result of early extinguishment of Realty Income’s mortgage debt prior to the consummation of the Mergers on the properties contributed to the Company.
Equity in income of unconsolidated joint venture
Equity in income of the unconsolidated joint venture of $0.1 million during the year ended December 31, 2021 as compared to no equity in income of the unconsolidated joint venture for the same period in 2020 relates to the Company’s investment in one unconsolidated joint venture, which interest was transferred to the Company in connection with the Separation and Distribution.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The increase to $0.2 million during the year ended December 31, 2021, as compared to no provision for income taxes prior to the time the Company became an independent, separate public company.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 (dollars in thousands)
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Revenues:
Rental	$53,474	$53,465	$9
Rental
Rental revenue (including reimbursable) remained constant at $53.5 million during both of the years ended December 31, 2020 and December 31, 2019. There were no acquisitions or dispositions in the years ended December 31, 2020 and December 31, 2019, which led to stable rental revenues during these periods.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Property operating	5,770	5,898	(128)
General and administrative	2,051	2,044	7
Depreciation and amortization	25,950	26,923	(973)
Impairments	18,671	—	18,671
Total operating expenses	$52,442	$34,865	$17,577
Property Operating Expenses
Property (including reimbursable) expenses decreased $0.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019.
General and Administrative Expenses
General and administrative expenses remained constant at $2.0 million during both of the years ended December 31, 2020 and December 31, 2019. General and administrative expenses for Realty Income Office Assets are primarily an allocation from Realty Income general and administrative expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased $1.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $0.8 million decrease in amortization expense of in-place leases as a result of certain assets reaching the end of their lease term during 2020, and a $0.2 million decrease in depreciation expense associated with an office property impairment (discussed below), resulting in a lower cost basis for depreciation.
Impairments
During the year ended December 31, 2020, Realty Income Office Assets recorded a $18.7 million pre-tax non-cash impairment loss related to one office property that was triggered by a near term lease expiration, combined with a mortgage loan maturity. Realty Income Office Assets did not record any impairment losses on properties during the year ended December 31, 2019.

Other (Expense) Income
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Interest expense	(2,931)	(3,316)	(385)
Interest Expense
Interest expense decreased $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease is primarily attributable to Realty Income repaying three mortgages in full for $31.8 million during the second half of the year ended December 31, 2020, on behalf of Realty Income Office Assets, reducing the mortgage payable balance at December 31, 2020 by $33.1 million as compared to December 31, 2019.
Non-GAAP Measures
Our results are presented in accordance with U.S. GAAP. We also disclose certain non-GAAP measures, as discussed further below. Management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. These non-GAAP financial measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP.
Funds From Operations (“FFO”) and Core Funds from Operations (“Core FFO”) Attributable to Orion
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), an industry trade group, has promulgated a supplemental performance measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
Nareit defines FFO as net income or loss computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of real estate assets, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our pro rata share of FFO adjustments related to the Unconsolidated Joint Venture. We calculate FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO non-recurring or infrequent items such as acquisition-related expenses, transaction costs and gains or losses on extinguishment of swaps and/or debt. We believe that FFO and Core FFO allow for a comparison of the performance of our operations with other publicly-traded REITs, as FFO and Core FFO, or equivalent measures, are routinely reported by publicly-traded REITs, each adjust for items that we believe do not reflect the ongoing operating performance of our business and we believe are often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and Core FFO, in addition to net income (loss), as defined by U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and Core FFO the same way, so comparisons with other REITs may not be meaningful. FFO and Core FFO should not be considered as alternatives to net income (loss) and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, Nareit, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate Core FFO and its use as a non-GAAP financial performance measure.

The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the closest GAAP financial measure, for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net (loss) income attributable to common stockholders	$(47,481)	$(1,899)
Depreciation and amortization of real estate assets	43,914	25,950
Impairment of real estate	49,859	18,671
Proportionate share of adjustments for unconsolidated entity	397	—
FFO attributable to common stockholders	$46,689	$42,722
Transaction costs (1)	7,909	—
Loss (gain) on extinguishment and forgiveness of debt, net	3,782	—
Core FFO attributable to common stockholders	$58,380	$42,722
(1) Transaction costs primarily consist of integration costs and attorney fees and accountant fees related to the Mergers and the Distribution. Integration costs consist of expenses related to the fair value of the warrants issued to affiliates of the Arch Street Partner as well as appraisal fees.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We expect that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of December 31, 2021, we had $29.3 million of cash and cash equivalents and $335.0 million of borrowing capacity under the Revolving Facility.
Our principal liquidity needs beyond the next twelve months are to: (i) repay or refinance debt at maturity, (ii) fund capital expenditures at properties we own and (iii) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, issuances of equity securities, and/or proceeds from the sale of assets. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary and Obligations
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion Office REIT LP (“Orion OP”), as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425.0 million Revolving Facility, including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million Term Loan Facility with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital that will be used for our general corporate purposes, Orion OP and Orion OP’s subsidiaries.

As of December 31, 2021, the Company had approximately $620.0 million of total consolidated debt outstanding, consisting of a $355.0 million Bridge Facility, a $175.0 million Term Loan Facility and a $425.0 million Revolving Facility, $90.0 million of which was outstanding. In addition, the Company’s pro rata share of the mortgage notes of the unconsolidated joint venture was $27.3 million as of December 31, 2021.

The Bridge Facility is subject to one 6-month extension option at the election of Orion OP. The exercise of such extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions. The Bridge Facility was refinanced with a $355.0 million mortgage loan during February 2022 (see “CMBS Loan” below).
The interest rate applicable to the loans under the Revolver/Term Loan Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the Term Loan Facility, 2.50% for LIBOR loans and 1.50% for base rate loans. Loans under the Revolver/Term Loan Facilities may be prepaid, and unused commitments under the Revolver/Term Loan Facilities may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolver/Term Loan Facilities are guaranteed pursuant to a Guaranty (the “Revolver/Term Loan Guaranty”) by us and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Revolver/Term Loan Facilities are secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
Revolver/Term Loan Facility Covenants
The Revolver/Term Loan Facilities require that Orion OP comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Revolver/Term Loan Facilities require that Orion OP satisfy certain financial covenants. The following is a summary of key financial covenants for the Company’s Revolver/Term Loan Facilities and the Company’s compliance therewith, as calculated per the terms of the Revolver/Term Loan Credit Agreement:

Credit Facility Key Covenants	Required	December 31, 2021
Ratio of total indebtedness to total asset value	≤ 60%	30.8%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	10.07x
Ratio of secured indebtedness to total asset value	≤ 45%	1.3%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	30.5%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	16.55x
As of December 31, 2021, Orion OP was in compliance with these financial covenants, and Orion anticipates maintaining compliance for the foreseeable future.
The Revolver/Term Loan Facilities include customary representations and warranties of us and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolver/Term Loan Facilities. The Revolver/Term Loan Facilities also include customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Revolver/Term Loan Facilities to be immediately due and payable and foreclose on the collateral securing the Revolver/Term Loan Facilities.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage loan (the “CMBS Loan”) from Wells Fargo Bank, National Association (the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). The CMBS Loan bears interest a fixed rate of 4.971% per annum and matures on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. The proceeds of the CMBS Loan were used to repay the Bridge Facility. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the CMBS Loan agreement, at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan agreement) (generally two years after the Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan agreement.
The CMBS Loan agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. The Mortgage Borrowers and the Company also provided a customary environmental indemnity agreement, pursuant to which the Mortgage Borrowers and the Company agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities relating to the Mortgaged Properties.
The loan documents evidencing the CMBS Loan include customary representations, warranties and covenants of the Mortgage Borrowers and the Company. The loan documents also include customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the Mortgage Borrowers under the loan documents to be immediately due and payable and foreclose on the Mortgaged Properties.
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
On November 12, 2021, in connection with the Distribution, Orion OP entered into the Arch Street Joint Venture with the Arch Street Partner, an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
Also on November 12, 2021, in connection with the entry into the LLCA, we granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of our common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of our common stock at a price per share equal to $22.42, at any time. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) if the Arch Street Joint Venture is terminated, the later of the termination of the Arch Street Joint Venture and seven years after issuance.

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
Derivatives and Hedging Activities
During the year ended December 31, 2021, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and maturing on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility.
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
Dividend
We are a newly formed company that has recently commenced operations, and as a result, we have not paid any dividends as of December 31, 2021. We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Distribution and ending on December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT. On March 22, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the first quarter of 2022 payable on April 15, 2022, to stockholders of record as of March 31, 2022.
Our dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends will exceed our net income under GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to qualify as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, our Articles of Amendment and Restatement allow us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2021 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - Bridge Facility (1)	$355,000	$355,000	$—	$—	$—
Interest payments - Bridge Facility (2)	3,538	3,538	—	—	—
Principal payments - Credit facility term loan	175,000	—	175,000	—	—
Interest payments - Credit facility term loan (3)	10,554	5,668	4,886	—	—
Principal payments - credit facility revolver	90,000	—	90,000	—	—
Interest payments - credit facility revolver (2)	10,061	2,938	7,123	—	—
Operating and ground lease commitments	16,505	1,008	1,672	442	13,383
Total	$660,658	$368,152	$278,681	$442	$13,383
____________________________________
(1)The Bridge Facility was refinanced with a $355.0 million mortgage loan during February 2022.
(2)Interest payments due in future periods on variable rate debt were calculated using a forward LIBOR curve.
(3)As of December 31, 2021, we had $175.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including tenant improvement allowances, landlord agreements to pay for certain improvements, as well as leasing commissions. These rent concession and leasing cost commitments could be significant. For example, during November 2021, in connection with the 11-year extension of Merrill Lynch, Pierce, Fenner & Smith Incorporated at the Company’s largest property measured by annualized base rent, the Company agreed to $11.1 million of future rent concessions and to fund up to $22.9 million of tenant improvement allowances, the full amount of which was funded as loan reserves as part of the closing of the CMBS Loan in February 2022.

Cash Flow Analysis for the year ended December 31, 2021
The following table summarizes the changes in cash flows for the year ended December 31, 2021 and 2020 (dollars in millions):

	Year Ended December 31,		2021 versus 2020
	2021	2020
Net cash provided by operating activities	$56,108	$42,327	$13,781
Net cash used in investing activities	$(12,261)	$(464)	$(11,797)
Net cash used in financing activities	$(18,444)	$(41,667)	$23,223
Net cash provided by operating activities increased $13.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to the increase in our portfolio size. At December 31, 2021, we had 92 office properties with an aggregate of 10.5 million square feet as compared to 40 properties with approximately 3.0 million leasable square feet at December 31, 2020.
Net cash used in investing activities increased $11.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. The change was primarily due to an increase in capital expenditures and leasing costs associated with lease renewals, as well as an additional investment of $2.5 million in the Company’s unconsolidated joint venture during the year ended December 31, 2021. Amounts for the 2021 period include $9.0 million of leasing commissions paid in connection with the early extension of the Company’s lease with Merrill Lynch, Pierce, Fenner & Smith Incorporated at a property in Hopewell, New Jersey.
Net cash used in financing activities decreased $23.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the aggregate proceeds of $620.0 million from the Facilities, offset by an increase of $578.2 million in net distributions to parent, including approximately $595.0 million distributed to Realty Income related to the Separation and Distribution.

VEREIT OFFICE ASSETS
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
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021 and year ended December 31, 2020 and 2019. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying statements of operations.
Recent Accounting Pronouncements
Accounting guidance that VEREIT Office Assets has recently adopted, as well as accounting guidance that has been recently issued but not yet adopted, is included in Note 1 — Organization and Summary of Significant Accounting Policies of the annual combined and consolidated financial statements of VEREIT Office Assets, included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the period from January 1, 2021 to October 31, 2021 (the date immediately prior to the closing date of the Mergers (the “2021 period”) to the year ended December 31, 2020 (the “2020 period”)) (dollars in thousands)
Operations for certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) ended on October 31, 2021 (the date immediately prior to the closing date of the Mergers). The VEREIT Office Assets were owned for all of 2020 resulting in a decrease in revenues and expenses between the periods due to the 2021 period having only 304 days of activity.

	Ten Months Ended October 31, 2021	Year Ended December 31, 2020	Increase / (Decrease)
REVENUE
Rental revenue	$134,740	$170,304	$(35,564)
Fee income from unconsolidated joint venture	654	596	58
Total revenues	135,394	170,900	(35,506)
EXPENSES
Property operating	36,173	46,597	(10,424)
General and administrative	5,602	7,029	(1,427)
Depreciation and amortization	48,938	62,662	(13,724)
Impairments	28,064	9,306	18,758
Total operating expenses	118,777	125,594	(6,817)
Other (expenses) income:
Other income, net	152	158	(6)
Interest expense	(5,961)	(9,905)	(3,944)
Gain on disposition of real estate sales, net	—	9,765	(9,765)
Loss on extinguishment of debt, net	(5,294)	(1,686)	3,608
Equity in income of unconsolidated joint venture	697	535	162
Total other expenses, net	(10,406)	(1,133)	9,273
Income before taxes	6,211	44,173	(37,962)
Provision for income taxes	(520)	(640)	(120)
Net income	$5,691	$43,533	$(37,842)

Rental Revenue. Rental revenue decreased $35.6 million primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period. Additionally, rental revenue decreased approximately $4.2 million due to the disposition of three properties that were sold to the unconsolidated joint venture during 2020 and a decrease of approximately $3.5 million due to vacancies.

Fee Income from Unconsolidated Joint Venture. Fee income from the unconsolidated joint venture increased $0.1 million primarily due to additional acquisition and property management fees earned during the 2021 period offset by a decrease due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period.

Property Operating Expenses. Property operating expenses decreased $10.4 million primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period. Additionally, property operating expenses decreased approximately $1.2 million due to the disposition of three properties that were sold to the unconsolidated joint venture during 2020.

General and Administrative Expenses. General and administrative expenses decreased $1.4 million primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period. General and administrative expenses for VEREIT Office Assets are an allocation from overall VEREIT general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.7 million primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period. Additionally, depreciation and amortization expense decreased $1.2 million due to the write-off of an intangible asset related to an early lease termination and $0.7 million due to the disposition of three properties that were sold to the unconsolidated joint venture during 2020.
Impairments. Impairments increased $18.8 million between the 2020 period and the 2021 period. As part of VEREIT Office Assets’ impairment review procedures, net real estate assets representing four properties were deemed to be impaired, resulting in impairment charges of $28.1 million during the 2021 period. Net real estate assets related to two properties were deemed to be impaired, resulting in impairment charges of $9.3 million during the 2020 period. The 2021 and 2020 impairments related to properties that management identified for potential sale or determined, based on discussions at the time with the existing tenants, would not be released by the tenant and management believed that the property would not be leased to another tenant at a rental rate that supports the current book value.
Interest Expense. Interest expense decreased $3.9 million primarily due to the early repayment of mortgage notes payable on properties in connection with the consummation of the Mergers and due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period.
Gain on Disposition of Real Estate Assets, Net. Gain on disposition of real estate assets, net was $9.8 million for the 2020 period, which was related to the three properties sold to the unconsolidated joint venture during the year ended December 31, 2020 for an aggregate gross sales price of $135.5 million. No such gain was recorded during the 2021 period.
Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net was $5.3 million and $1.7 million in the 2021 and 2020 periods, respectively, due to the early extinguishment of mortgage notes payable.
Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture increased $0.2 million primarily due to three properties acquired by the unconsolidated joint venture in 2020.
Other Income, Net. Other income, net remained constant between the 2020 period and 2021 period.
Provision for Income Taxes. Provision for income taxes decreased $0.1 million primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period.
Net Income. Net income was $5.7 million and $43.5 million for the 2021 period and 2020 period, respectively, for a decrease of $37.8 million.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 (dollars in thousands)

	Year Ended December 31,
	2020	2019	Increase / (Decrease)
REVENUE
Rental revenue	$170,304	$182,069	$(11,765)
Fee income from unconsolidated joint venture	596	—	596
Total revenues	170,900	182,069	(11,169)
EXPENSES
Property operating	46,597	47,248	(651)
General and administrative	7,029	7,800	(771)
Depreciation and amortization	62,662	70,859	(8,197)
Impairments	9,306	3,511	5,795
Total operating expenses	125,594	129,418	(3,824)
Other (expenses) income:
Other income, net	158	549	(391)
Interest expense	(9,905)	(12,056)	(2,151)
Gain on disposition of real estate assets, net	9,765	—	9,765
Loss on extinguishment of debt, net	(1,686)	(40)	1,646
Equity in income of unconsolidated joint venture	535	—	535
Total other expenses, net	(1,133)	(11,547)	(10,414)
Income before taxes	44,173	41,104	3,069
Provision for income taxes	(640)	(517)	123
Net income	$43,533	$40,587	$2,946

Rental Revenue. Rental revenue decreased $11.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

Fee Income from Unconsolidated Joint Venture. Fee income from the unconsolidated joint venture was $0.6 million for the year ended December 31, 2020. No such income was recorded during the year ended December 31, 2019. VEREIT Office Assets provides various services to the unconsolidated joint venture, which were performed during the year ended December 31, 2020, in exchange for fees.

Property Operating Expenses. Property operating expenses decreased $0.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

General and Administrative Expenses. General and administrative expenses decreased $0.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. General and administrative expenses for VEREIT Office Assets are an allocation from overall VEREIT general and administrative expenses. The decrease is primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.

Impairments. Impairments increased $5.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. As part of VEREIT Office Assets’ impairment review procedures, net real estate assets representing two properties were deemed to be impaired, resulting in impairment charges of $9.3 million during the year ended December 31, 2020. During the year ended December 31, 2019, net real estate assets related to two properties were deemed to be impaired, resulting in impairment charges of $3.5 million. The 2020 and 2019 impairments related to properties that management identified for potential sale or determined, based on discussions at the time with the existing tenants, would not be released by the tenant and management believed that the property would not be leased to another tenant at a rental rate that supported the book value.
Interest Expense. Interest expense decreased $2.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the early payoff of $75.7 million of mortgage notes payable and principal payments of $3.8 million subsequent to January 1, 2019.
Gain on Disposition of Real Estate Assets, Net. Gain on disposition of real estate assets, net was $9.8 million for the year ended December 31, 2020, which was related to the three properties sold to the unconsolidated joint venture during the year ended December 31, 2020 for an aggregate gross sales price of $135.5 million. No such gain was recorded during the year ended December 31, 2019.
Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net was $1.7 million for the year ended December 31, 2020 which was related to losses on the early extinguishment of a mortgage note payable. No significant losses were recorded during the year ended December 31, 2019.
Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture was $0.5 million for the year ended December 31, 2020. No such income was recorded during the year ended December 31, 2019, as the unconsolidated joint venture was formed during the year ended December 31, 2020.
Other Income, Net. Other income, net decreased $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to property insurance settlement proceeds received during the year ended December 31, 2019, with no comparable proceeds received during the same period in 2020.
Provision for Income Taxes. Provision for income taxes increased by $0.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Net Income. Net income was $43.5 million and $40.6 million for the years ended December 31, 2020 and 2019, respectively, an increase of $2.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Liquidity and Capital Resources
Cash Flows
The following table summarizes the changes in cash flows for the ten months ended October 31, 2021, the year ended December 31, 2020 and the year ended December 31, 2019 (dollars in millions):

	Ten Months Ended October 31,	Year Ended December 31,		10 months 2021 to 2020 Change	2020 to 2019 Change
	2021	2020	2019
Net cash provided by operating activities	$83.7	$108.5	$112.6	$(24.8)	$(4.1)
Net cash (used in) provided by investing activities	$(9.2)	$111.4	$(17.1)	$(120.6)	$128.5
Net cash used in financing activities	$(77.9)	$(219.4)	$(94.5)	$141.5	$(124.9)
Net cash provided by operating activities decreased $24.8 million during the ten months ended October 31, 2021 compared to the year ended December 31, 2020 primarily due to having only 304 days of activity in the 2021 period as compared to a full year in the 2020 period, as well as a decrease in rental income due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020. Net cash provided by operating activities decreased $4.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the disposition of three properties that were sold to the unconsolidated joint venture during the year ended December 31, 2020.
Net cash used in investing activities was $9.2 million during the ten months ended October 31, 2021, as compared to net cash provided by investing activities of $111.4 million during the year ended December 31, 2020. The change was primarily due to the three properties sold to the unconsolidated joint venture during year ended December 31, 2020 for proceeds of $116.4 million after closing costs. Net cash provided by investing activities was $111.4 million during the year ended December 31, 2020, as compared to net cash used in investing activities of $17.1 million during the year ended December 31, 2019. The change was primarily due to the three properties sold to the unconsolidated joint venture during year ended December 31, 2020 for proceeds of $116.4 million after closing costs.
Net cash used in financing activities decreased $141.5 million during the ten months ended October 31, 2021, compared to the year ended December 31, 2020, primarily due to a decrease of $337.4 million in net distributions to parent, offset by an increase of $194.8 million in the repayment of mortgage notes payable. Net cash used in financing activities decreased $124.9 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase of $150.1 million in net distributions to parent, offset by a decrease of $24.7 million in the repayment of mortgage notes payable.
Contractual Obligations
VEREIT Office Assets was subject to the following contractual obligations at October 31, 2021 (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease and ground lease commitments	11,762	55	987	658	10,062

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See information appearing under the captions “Orion Office REIT, Inc. — Liquidity and Capital Resources,” and “VEREIT Office Assets — Liquidity and Capital Resources” appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.
Interest Rate Risk
As of December 31, 2021, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. Changes in market interest rates on our swapped-to-fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $1.2 million.
As of December 31, 2021, our debt included variable-rate debt with a fair value and carrying value of $445.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2021 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $4.5 million annually. See Note 6 – Debt, Net to our consolidated financial statements.
As of December 31, 2021, our interest rate swaps had a fair value that resulted in net assets of $0.3 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” in this Annual Report on Form 10-K. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
The factors we consider in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality and diversity of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference to our consolidated and combined statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at a reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
2022 Annual Bonus Program
On March 22, 2022, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, approved a new annual incentive program for the Company’s 2022 fiscal year (the “2022 Bonus Program”). Under the 2022 Bonus Program, each of the Company’s named executive officers, Paul McDowell, Gavin Brandon, and Chris Day (the “executives”), are eligible to earn an annual incentive bonus based on the applicable executive’s individual performance and the Company’s achievement of performance goals relating to (1) core funds from operations per share of Company common stock (“Core FFO per share”), (2) funds available for distribution per share of Company common stock (“FAD per share”), and (3) net debt to last quarter annualized EBITDA (“Net Debt to LQA EBITDA”). The weighting of each component of the 2022 Bonus Program is as follows:

Bonus Component	Weighting
Individual Performance	33%
Core FFO per share	30%
FAD per share	13%
Net Debt to LQA EBITDA	24%
Under the 2022 Bonus Program, 50% of each target bonus component will be earned for performance at the threshold level, 100% of each target bonus component will be earned for performance at the target level and 150% of each target bonus component will be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum performance levels will be interpolated on a straight-line basis.
Grant of New Equity-Based Awards
On March 22, 2022, the Compensation Committee approved the grant to the executives of performance-based restricted stock units (“RSUs”) covering shares of the Company’s common stock and awards of time-based RSUs covering shares of the Company’s common stock (collectively, the “awards”), under the Company’s 2021 Equity Incentive Plan (the “Plan”). The following is a brief description of the material terms and conditions of the awards.
Performance-Based RSUs
General. Pursuant to the performance-based RSUs, each executive is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number of RSUs granted (which is equal to the maximum number of RSUs that may be earned), based on the Company’s total shareholder return (“TSR”) measured on an absolute basis and certain operational performance metrics, in each case, during a three-year performance period commencing on January 1, 2022 (the “Performance Period”), subject to the executive’s continued service with the Company.
Performance Vesting. The performance-based RSUs are eligible to vest based on the Company’s (i) absolute TSR performance over the Performance Period (“Company TSR”) (50%), (ii) achievement of acquisition related performance metrics (10%), (ii) achievement of average lease term performance metrics (20%), (iii) achievement of disposition related performance metrics (10%) and (iv) achievement of occupancy rate performance metrics (10%).
In the event that the applicable performance metric is achieved at the “threshold,” “target” or “maximum” level as specified in the applicable award agreement, the performance-based RSUs eligible to vest based on achievement of such performance metrics will become vested with respect to the percentage of such performance-based RSUs set forth below:

Performance Vesting Percentage
Below “Threshold Level”	0%
“Threshold Level”	25%
“Target Level”	50%
“Maximum Level”	100%
If the applicable performance vesting percentage falls between the levels specified as “threshold” and “target” or between the levels specified as “target” and “maximum”, such performance vesting percentage will be determined using straight-line linear interpolation between such levels.
The Company’s TSR vesting percentage will be (i) reduced by 0.5% for each percentile that the Company’s TSR relative to a specified group of peer companies is below the 20th percentile, and (ii) increased by 0.5% for each percentile that the Company’s TSR performance relative to such peer companies is above the 80th percentile (provided that in no event will the absolute TSR vesting percentage exceed 100%), in each case, during the Performance Period.
Change in Control. In the event that a change in control of the Company occurs prior to the completion of the Performance Period, the executive has not incurred a termination of service prior to such change in control and the awards of performance-based RSUs are not continued, converted, assumed or replaced by the successor or surviving entity in such change in control, then the performance-based RSUs will vest with respect to a number of RSUs equal to the greater of (x) the number of RSUs which would have vested based on actual performance levels as of, and assuming the completion of the Performance Period as of the date of such change in control, and (y) the number of RSUs which would vest at target performance levels. Any such RSUs that have not fully vested as of the date on which the change in control occurs will be cancelled and forfeited by the executive.
Certain Terminations of Service. If an executive’s service is terminated by the Company other than for “cause,” by the executive for “good reason,” or due to the executive’s death or “disability” (each as defined in the applicable award agreement), in any case, prior to the completion of the Performance Period, the performance-based RSUs will vest with respect to a number of RSUs equal to the greater of (x) the number of RSUs which would have vested based on actual performance levels as of the date of such qualifying termination, and (y) the number of RSUs which would vest at target performance levels. Any such RSUs that do not become fully vested in accordance with the preceding sentence upon the administrator’s determination, will be cancelled and forfeited by the executive.

Payment. Any RSUs that become vested will be paid to the executive in whole shares of Company common stock within 20 days after the applicable vesting date.
Dividend Equivalents. Each performance-based RSU award is granted in tandem with a corresponding dividend equivalent. Each dividend equivalent entitles the executive to receive payments equal to the amount of the dividends paid on the share of common stock underlying the RSU to which the dividend equivalent relates. Any dividend equivalent payments that would have been made prior to the date on which the RSU becomes vested will be paid within 45 days following the date on which the RSU becomes vested (the “Dividend Payment Date”). Upon the executive’s termination of service for any reason, the executive will not be entitled to any dividend equivalent payments with respect to any RSUs do not become vested.
The table below sets forth the target and maximum number of RSUs subject to each performance-based RSU award granted to the executives on March 22, 2022.

Name	Performance-Based RSUs (Target)	Performance-Based RSUs (Maximum)
Paul McDowell	54,024	108,047
Gavin Brandon	15,476	30,951
Chris Day	11,255	22,510
Time-Based RSUs
General. Pursuant to the time-based RSU awards, each executive is eligible to vest in a number of RSUs that are subject to vesting based on the executive’s continued service with the Company.
Vesting. Each award of time-based RSUs will vest as to one-third of the RSUs on each of the first three anniversaries of the applicable vesting commencement date (March 22, 2022), subject to the executive’s continued service through each applicable vesting date.
Dividend Equivalents. Each time-based RSU award is granted in tandem with a corresponding dividend equivalent. Each dividend equivalent entitles the executive to receive payments equal to the amount of the dividends paid on the share of common stock underlying the RSU to which the dividend equivalent relates. Any dividend equivalent payments that would have been made prior to the date on which the RSU becomes vested will be paid within 45 days following the Dividend Payment Date. The executive will not be entitled to any dividend equivalent payments with respect to any RSUs that are forfeited prior to vesting.
Certain Terminations of Service. If an executive’s service is terminated by the Company or an affiliate thereof other than for “cause” or by the executive for “good reason” (each as defined in the applicable award agreement), the time-based RSUs will vest in full upon such termination. In addition, if an executive’s service is termination due to the executive’s death or “disability” (as defined in the applicable award agreement), then a pro-rata portion of the time-based RSUs will vest based on the number of whole months during the vesting period prior to the date of such termination. Upon an executive’s termination of service for any other reason, any then-unvested time-based RSUs will automatically be cancelled and forfeited by the executive.
The table below sets forth the number of time-based RSUs awarded to each of the executives on March 22, 2022.

Name	Time-Based Vesting RSUs
Paul McDowell	36,016
Gavin Brandon	15,476
Chris Day	11,255
The foregoing description of the awards does not purport to be complete and is qualified in its entirety by reference to the Form of Performance-Vesting Restricted Stock Unit Award Agreement (2022) a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.15 and by reference to the Form of Restricted Stock Unit Award for Employees under the Orion Office REIT Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed by the Company on December 2, 2021).

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.2*	Description of Securities
10.1	Agreement of Limited Partnership of Orion Office REIT LP (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).
10.2
Credit Agreement, dated November 12, 2021, by and among Orion Office REIT Inc., Orion Office REIT LP, the financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent, relating to the Revolver/Term Loan Facilities (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.3
Credit Agreement, dated November 12, 2021, by and among Orion Office REIT Inc., Orion Office REIT LP, the financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent, relating to the Bridge Facility (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.4
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent under the Revolver/Term Loan Facilities (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.5
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent under the Bridge Facility (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

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

10.11†
Form of Restricted Stock Unit Award for Non-Employee Directors under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference)

10.12†
Form of Restricted Stock Unit Award for Employees under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference)

10.13
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference)

10.14
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference)

10.15†*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Item 16. Form 10-K Summary.
Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Office REIT Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Paul H. McDowell	Chief Executive Officer, President and Director	March 24, 2022
Paul H. McDowell	(Principal Executive Officer)

/s/ Gavin B. Brandon	Executive Vice President, Chief Financial Officer and Treasurer	March 24, 2022
Gavin B. Brandon	(Principal Financial Officer)

/s/ Revea L. Schmidt	Senior Vice President and Chief Accounting Officer	March 24, 2022
Revea L. Schmidt	(Principal Accounting Officer)

/s/ Reginald H. Gilyard	Director, Non-Executive Chairman	March 24, 2022
Reginald H. Gilyard

/s/ Kathleen R. Allen	Director	March 24, 2022
Kathleen R. Allen

/s/ Richard J. Lieb	Director	March 24, 2022
Richard J. Lieb

/s/ Gregory J. Whyte	Director	March 24, 2022
Gregory J. Whyte

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, San Diego, CA, Firm ID 185)	F-2
Orion Office REIT Inc. Consolidated and Combined Balance Sheets as of December 31, 2021 and 2020	F-3
Orion Office REIT Inc. Consolidated and Combined Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-4
Orion Office REIT Inc. Consolidated and Combined Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019	F-5
Orion Office REIT Inc. Consolidated and Combined Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019	F-6
Orion Office REIT Inc. Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-7
Notes to Orion Office REIT Inc. Consolidated and Combined Financial Statements	F-8
Schedule III – Real Estate and Accumulated Depreciation	F-28
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Phoenix, AZ, Firm ID 34)	F-32
VEREIT Office Assets Combined and Consolidated Balance Sheets as of October 31, 2021 and December 31, 2020	F-33
VEREIT Office Assets Combined and Consolidated Statements of Operations for the Ten Months Ended October 31, 2021 and the Years Ended December 31, 2020 and 2019	F-34
VEREIT Office Assets Combined and Consolidated Statements of Equity for the Ten Months Ended October 31, 2021 and the Years Ended December 31, 2020 and 2019	F-35
VEREIT Office Assets Combined and Consolidated Statements of Cash Flows for the Ten Months Ended October 31, 2021 and the Years Ended December 31, 2020 and 2019	F-36
Notes to VEREIT Office Assets Combined and Consolidated Financial Statements	F-37

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Orion Office REIT Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Orion Office REIT Inc. (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.We have served as the Company’s auditor since 2021.
San Diego, California
March 24, 2022

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$250,194	$71,191
Buildings, fixtures and improvements	1,231,551	562,828
Total real estate investments, at cost	1,481,745	634,019
Less: accumulated depreciation and amortization	128,109	136,143
Total real estate investments, net	1,353,636	497,876
Accounts receivable, net	17,916	8,078
Intangible lease assets, net	298,107	28,680
Cash and cash equivalents	29,318	—
Other assets, net	60,501	11,797
Total assets	$1,759,478	$546,431

LIABILITIES AND EQUITY
Bridge facility, net	$354,357	$—
Credit facility term loan, net	172,490	—
Credit facility revolver	90,000	—
Mortgages payable, net	—	37,052
Accounts payable and accrued expenses	17,379	848
Below-market lease liabilities, net	20,609	7,221
Other liabilities, net	16,355	4,192
Total liabilities	671,190	49,313

Net parent investment	—	497,118
Common stock, $0.001 par value, 100,000,000 shares authorized and 56,625,650 shares issued and outstanding as of December 31, 2021	57	—
Additional paid-in capital	1,145,278	—
Accumulated other comprehensive income	299	—
Accumulated deficit	(58,715)	—
Total stockholders’ equity	1,086,919	497,118
Non-controlling interest	1,369	—
Total equity	1,088,288	497,118
Total liabilities and equity	$1,759,478	$546,431

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Rental	$79,460	$53,474	$53,465
Fee income from unconsolidated joint venture	271	—	—
Total revenues	79,731	53,474	53,465
Operating expenses:
Transaction costs	7,909	—	—
Property operating	13,411	5,770	5,898
General and administrative	3,832	2,051	2,044
Depreciation and amortization	43,922	25,950	26,923
Impairments	49,859	18,671	—
Total operating expenses	118,933	52,442	34,865
Other (expenses) income:
Interest expense	(4,267)	(2,931)	(3,316)
Loss on extinguishment of debt, net	(3,782)	—	—
Equity in income of unconsolidated joint venture	(56)	—	—
Total other (expenses) income, net	(8,105)	(2,931)	(3,316)
(Loss) income before taxes	(47,307)	(1,899)	15,284
Provision for income taxes	(157)	—	—
Net (loss) income	(47,464)	(1,899)	15,284
Net (income) loss attributable to non-controlling interest	(17)	—	—
Net (loss) income attributable to common stockholders	$(47,481)	$(1,899)	$15,284

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.84)	$(0.03)	$0.27

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(47,464)	$(1,899)	$15,284
Total other comprehensive income (loss)
Unrealized gain on interest rate derivatives	209	—	—
Reclassification of previous unrealized loss on interest rate derivatives into net (loss) income	90	—	—
Total other comprehensive income (loss)	299	—	—

Total comprehensive (loss) income	(47,165)	(1,899)	15,284
Comprehensive (income) loss attributable to non-controlling interests (1)	(17)	—	—
Total comprehensive (loss) income	$(47,182)	$(1,899)	$15,284
(1)Represents comprehensive (income) loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Parent Investment	Total Stockholders’ and Parent Company Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	—	$—	$—	$—	$—	$530,457	$530,457	$—	$530,457
Net income	—	—	—	—	—	15,284	15,284	—	15,284
Distributions to parent company, net	—	—	—	—	—	(37,735)	(37,735)	—	(37,735)
Balance, December 31, 2019	—	—	—	—	—	508,006	508,006	—	508,006
Net loss	—	—	—	—	—	(1,899)	(1,899)	—	(1,899)
Distributions to parent company, net	—	—	—	—	—	(8,989)	(8,989)	—	(8,989)
Balance, December 31, 2020	—	—	—	—	—	497,118	497,118	—	497,118
Net (loss) income	—	—	—	—	(58,715)	11,234	(47,481)	17	(47,464)
Contributions from parent company, net	—	—	—	—	—	633,650	633,650	1,352	635,002
Issuance of common stock, net	56,625,650	57	1,141,945	—	—	(1,142,002)	—	—	—
Grant of stock warrants	—	—	3,269	—	—	—	3,269	—	3,269
Equity-based compensation, net	—	—	64	—	—	—	64	—	64
Other comprehensive income	—	—	—	299	—	—	299	—	299
Balance, December 31, 2021	56,625,650	$57	$1,145,278	$299	$(58,715)	$—	$1,086,919	$1,369	$1,088,288

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(47,464)	$(1,899)	$15,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,922	25,950	26,923
Non-cash revenue adjustments	(1,315)	(406)	(792)
Amortization of net premiums on mortgages payable	(60)	(411)	(435)
Impairments	49,859	18,671	—
Loss on extinguishment of debt, net	3,782	—	—
Amortization of deferred financing costs	728	—	—
Equity-based compensation	65	—	—
Equity in income of unconsolidated joint venture	56	—	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(5,017)	613	(280)
Accounts payable, accrued expenses and other liabilities, net	11,552	(191)	(706)
Net cash provided by operating activities	56,108	42,327	39,994
Cash flows from investing activities:
Capital expenditures and leasing costs	(9,916)	(464)	(536)
Investments in unconsolidated joint venture	(2,478)	—	—
Return of investment from unconsolidated joint venture	133	—	—
Net cash used in investing activities	(12,261)	(464)	(536)
Cash flows from financing activities:
Proceeds from Bridge Facility	355,000	—	—
Proceeds from credit facility term loan	175,000	—	—
Proceeds from credit facility revolver	90,000	—	—
Distributions to parent company, net	(587,156)	(8,989)	(37,621)
Payments on mortgage notes payable	(36,476)	(32,678)	(968)
Payments upon extinguishment of mortgage notes payable	(4,298)	—	—
Payments of deferred financing costs	(10,514)	—	—
Net cash used in financing activities	(18,444)	(41,667)	(38,589)
Net change in cash and cash equivalents and restricted cash	25,403	196	869

Cash and cash equivalents and restricted cash, beginning of year	3,915	3,719	2,850
Cash and cash equivalents and restricted cash, end of year	$29,318	$3,915	$3,719

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$—	$—	$—
Restricted cash at beginning of year	3,915	3,719	2,850
Cash and cash equivalents and restricted cash at the beginning of the year	$3,915	$3,719	$2,850

Cash and cash equivalents at end of year	$29,318	$—	$—
Restricted cash at the end of the year	—	3,915	3,719
Cash and cash equivalents and restricted cash at the end of the year	$29,318	$3,915	$3,719

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Note 1 – Organization
Organization
Orion Office REIT Inc. (“the Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and was capitalized on July 15, 2021.
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Approximately $595.0 million was distributed to Realty Income in accordance with the Separation and Distribution Agreement. In connection with the Separation and the Distribution, the Company entered into certain agreements with Realty Income to govern the ongoing relationships between the Company and Realty Income and to provide mechanisms for an orderly transition to the Company’s status as an independent, publicly traded company, including the Separation and Distribution Agreement and a transition services agreement to provide certain administrative and other services between the parties for a limited time. Following the Distribution, the Company became independent and publicly traded and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ending December 31, 2021.
The Company’s common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
At December 31, 2021, the Company owned and operated 92 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.5 million leasable square feet located within 29 states and Puerto Rico. In addition, the Company owns an equity interest in an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, which, as of December 31, 2021 owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.

Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The consolidated and combined statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
Principles of Consolidation and Combination and Basis of Presentation
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021 and all prior periods presented as the ownership interests were under common control and ownership of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
For periods presented prior to the date of the Distribution, the historical consolidated and combined results for the Company reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on the Company’s behalf, and are reflected as capital contributions.
For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. The Company consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
The Company then qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE, which is generally defined as the party who has a controlling financial interest in the VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company continually evaluates the need to consolidate VIEs based on standards set forth in U.S. GAAP.
Per Share Data
Income (loss) per basic share of Common Stock is calculated by dividing net income (loss) by the weighted-average number of shares of Common Stock issued and outstanding during such period. Diluted income (loss) per share of Common Stock considers the effect of potentially dilutive shares of Common Stock outstanding during the period.
Transaction Costs
Transaction costs are expensed as incurred. Such costs are comprised of the legal and professional fees associated with the formation and organization of the Company, the Mergers and the Distribution and are included in transaction costs in the accompanying consolidated statement of operations. Such costs also include expenses related to the fair value of the warrants issued to affiliates of the Arch Street Partner.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding real estate investment impairments.
Leases
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. As of December 31, 2021, none of the Company’s leases were classified as sales-type leases or direct financing leases.
Lessee
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The incremental borrowing rate is determined based on the estimated rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term is the noncancelable period of the lease and includes any renewal and termination options the Company is reasonably certain to exercise. The lease liability balance is amortized using the effective interest method. The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if the assessment of exercising an extension, termination or purchase option changes.
The operating lease right-of-use (“ROU”) asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the year ended December 31, 2021, the Company did not record a general allowance or any reductions to rental revenue for amounts not probable of collection.
For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments, including contingent rent, which is paid by a tenant when the tenant’s sales exceed an agreed upon minimum amount, are recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.
The Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases. During the year ended December 31, 2021, the Company recognized termination income of $0.3 million. The Company did not recognize any termination income during the years ended December 31, 2020 and 2019.
Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
The FASB issued a question-and-answer document, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic for concessions related to the effects of COVID-19 that provide a deferral of payments with no substantive changes to the consideration of the original contract, which allows an entity to elect to not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and to elect to apply or not apply the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), to those contracts (the “COVID-19 Lease Concessions Relief”). During the years ended December 31, 2021 and 2020, the Company has not granted any concessions.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to our unconsolidated joint venture entity in exchange for market-based fees. Total asset and property management and acquisition fees earned in connection with this entity was $0.3 million for the year ended December 31, 2021. No such fee income was earned for the years ended December 31, 2020 and 2019, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Real Estate Investments
The Company records acquired real estate at cost when such acquisitions qualify as asset acquisitions and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 35 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for intangible lease assets.
Allocation of Purchase Price of Real Estate Acquisitions
For acquisitions that qualify as asset acquisitions, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their relative fair values. Tangible assets include land, buildings, fixtures and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases. In estimating fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place leases include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases at acquisition. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. A bargain renewal period is provision in a lease which allows a lessee, at their option, to renew a lease at a rate that is sufficiently lower than fair market lease rates at the date such option is exercisable such that exercise of the option appears, at the inception of the lease, to be reasonably certain. Above-market leases are amortized as a reduction to rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental revenue over the remaining terms of the respective leases, including any bargain renewal periods.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Following the Mergers, Realty Income performed a purchase price allocation assessing the value of the business. See Note 5 – Fair Value Measures for further discussion on this purchase price allocation. In accordance with ASC Topic 805, Business Combinations, adjustments to the allocated purchase price may be made within one year of the closing date of the Mergers as acquisition date uncertainties are resolved.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Investment in Unconsolidated Entity
The Company accounts for its investment in the unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company records its proportionate share of net income (loss) from the unconsolidated joint venture in equity in income of unconsolidated entity in the consolidated statements of operations. See Note 3 – Real Estate Investments and Related Intangibles for further discussion on the Company’s investment in the unconsolidated joint venture.
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of the unconsolidated joint venture were identified during the year ended December 31, 2021. Prior to the Distribution, the Company did not own any investments in an unconsolidated joint venture.
Property and Equipment
Property and equipment, which typically include computer hardware and software, furniture and fixtures, among other items, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from three to seven years. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
Impairments
Real Estate Assets
The Company performs impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in a property’s net operating cash flows, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize any impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 5 – Fair Value Measures.
Building, Fixtures and Improvements
Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value based on estimated discounted cash flows or market appraisals. The evaluation of property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of property and equipment were identified during the years ended December 31, 2021, 2020 and 2019.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Right of Use Assets
The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company’s other long-lived assets. No impairments of ROU assets were identified during the years ended December 31, 2021, 2020 and 2019. See Note 5 – Fair Value Measures for further discussion.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted cash
The Company did not have any restricted cash balances as of December 31, 2021. The Company had $3.9 million and $3.7 million in restricted cash as of December 31, 2020 and 2019, respectively. Restricted cash primarily consists of impounds and security deposits related to mortgages payable. In accordance with certain debt agreements that were outstanding as of December 31, 2020, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2020 was $3.4 million in impounds related to mortgages payable and $0.5 million in security deposits related to mortgages payable. Included in restricted cash at December 31, 2019 was $3.2 million in impounds related to mortgages payable and $0.5 million in security deposits related to mortgages payable. Restricted cash is included in Other Assets, net on the Company’s consolidated and combined balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Facility (as defined in Note 6 – Debt, Net), are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Deferred financing costs related to the Revolving Facility are included in other assets in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, treasury locks, options and forwards to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company intends to use interest rate swaps as part of its cash flow hedging strategy. The Company does not intend to utilize derivatives for trading or speculative purposes or for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary under U.S. GAAP to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.
Loss Contingencies
The Company records a liability in the consolidated and combined statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, the estimated loss or range of loss is disclosed.
Income Taxes
The Company intends to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”), commencing with the taxable year ended December 31, 2021. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain to its stockholders. We believe we are organized and operating in such a manner as to qualify and elect to be taxed as a REIT for the taxable year ended December 31, 2021. However, Orion OP is still subject to certain state and local income, franchise and property taxes in the various jurisdictions in which it operates. The Company may also be subject to federal income taxes on certain income and excise taxes on its undistributed income.
During the year ended December 31, 2021, the Company conducted all of its business in the United States and Puerto Rico and will file income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions.
The Company provides for income taxes in accordance with current authoritative accounting and tax guidance. The tax provision or benefit related to significant or unusual items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The accounting estimates used to compute the provision for or benefit from income taxes may change as new events occur, additional information is obtained or the tax environment changes.
During the year ended December 31, 2021, the Company recognized state and local income and franchise tax expense of $0.2 million, which is included in provision for income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the year ended December 31, 2021. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
For periods presented prior to the Merger Effective Time, Realty Income Office Assets was owned by Realty Income, a Maryland corporation which had elected to be taxed as a REIT, under the Code, as amended. Under the REIT operating structure, Realty Income was permitted to deduct dividends paid to its stockholders in determining its taxable income. Assuming Realty Income’s dividends equaled or exceeded its taxable net income, it was generally not required to pay federal corporate income taxes on such income. Accordingly, no provision was made for federal income taxes in the accompanying consolidated and combined financial statements of the Company for such prior periods.
The properties in the consolidated and combined financial statements which comprised Realty Income Office Assets were previously owned directly or indirectly by limited partnerships or limited liability companies of Realty Income and, as a result, the allocated share of income for periods presented prior to the Merger Effective Time are included in the consolidated income tax return of Realty Income.
Segment Reporting
The Company operates in one business segment: direct ownership and operation of commercial real estate.
Recent Accounting Pronouncements

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 further clarifies ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated and combined statements.
In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.

Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the years ended December 31, 2021, 2020 and 2019, the Company had no acquisitions.
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	December 31, 2021	December 31, 2020
Intangible lease assets:
In-place leases, net of accumulated amortization of $65,247 and $71,633, respectively	4.8	$272,743	$25,800
Leasing commissions, net of accumulated amortization of $456	13.4	10,349	—
Above-market lease assets, net of accumulated amortization of $6,239 and $7,166, respectively	5.0	15,015	2,880
Total intangible lease assets, net		$298,107	$28,680

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $14,459 and $13,482, respectively	7.5	$20,609	$7,221
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $1.0 million, $0.8 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $23.1 million for the year ended December 31, 2021, and $7.9 million and $8.7 million for the years ended December 31, 2020 and 2019, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2021 (amounts in thousands):

	2022	2023	2024	2025	2026
In-place leases:
Total projected to be included in amortization expense	$94,659	$73,859	$49,213	$21,652	$15,499
Leasing commissions:
Total projected to be included in amortization expense	$850	$850	$841	$836	$836
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	$5,171	$4,791	$2,998	$860	$682
Below-market lease liabilities:
Total projected to be added to rental revenue	$6,443	$6,091	$3,786	$1,036	$817
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2021. As of December 31, 2021, the consolidated joint venture had total assets of $27.4 million, of which $26.1 million were real estate investments, net of accumulated depreciation and amortization. The joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, the Company has the ability to control the operating and financing policies of the consolidated joint venture and the joint venture partner must obtain the Company’s approval for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Investment in Unconsolidated Entity
The following is a summary of the Company’s investment in one unconsolidated entity, Arch Street Joint Venture, as of December 31, 2021 and for the year ended December 31, 2021 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment	Equity in Income
				Year Ended (2)
Investment	December 31, 2021		December 31, 2021	December 31, 2021
Arch Street Joint Venture (3) (4)	20%	6	$18,631	$(56)
____________________________________
(1)The Company’s ownership interest reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding capital contributions, distributions of cash flow based on capital account balances and allocations of profits and losses. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the Mergers, and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in income reflects operations following the Merger Effective Time.
(3)During year ended December 31, 2021, the Arch Street Joint Venture acquired one property from a third party for a purchase price of $30.5 million.
(4)The total carrying amount of the Company’s investment in the unconsolidated joint venture was greater than the underlying equity in net assets by $2.1 million as of December 31, 2021. This difference related to a step up in the fair value of the investment in the unconsolidated joint venture in connection with the Mergers. The step up in fair value was allocated to the Company’s investment in the unconsolidated joint venture and is amortized in accordance with the Company’s depreciation policy.

Note 4 – Receivables and Other Assets:

Accounts receivable, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Straight-line rent receivable, net	$7,722	$7,043
Accounts receivable, net	10,194	1,035
Total	$17,916	$8,078

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Other assets, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred costs, net (1)	6,246	—
Prepaid expenses	3,730	252
Right-of-use assets, net (2)	30,958	7,630
Investment in unconsolidated entity	18,631	—
Restricted cash	—	3,915
Other assets, net	936	—
Total	$60,501	$11,797
_______________________________________________
(1)Amortization expense for deferred costs related to the revolving credit facility totaled $0.3 million for the year ended December 31, 2021 as compared to no deferred costs for the year ended December 31, 2020. Accumulated amortization for deferred costs related to the revolving credit facility was $0.3 million at December 31, 2021.
(2)Amortization expense for below market right-of-use asset was less than $0.1 million. Includes right-of-use finance leases of $13.8 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset of $7.1 million, net of less than $0.1 million in accumulated amortization as of the year ended December 31, 2021.
Note 5 – Fair Value Measures
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. U.S. GAAP guidance defines three levels of inputs that may be used to measure fair value:
Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 – Unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. The Company does not expect that changes in classifications between levels will be frequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Derivative assets	$—	$299	$—	$299
Derivative Assets – The Company’s derivative financial instruments relate to interest rate swaps. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment, right of use assets and its investment in the unconsolidated entity, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable.
As part of the Company’s impairment review procedures, net real estate assets representing ten properties were deemed to be impaired resulting in impairment charges of $49.9 million during the year ended December 31, 2021 that relate to certain non-core assets which were identified by management for potential sale.
During the year ended December 31, 2020, the Company analyzed a unique triggering event related to one property that had a near term lease expiration, combined with a mortgage loan maturity. The estimated future undiscounted cash flows of this property indicated that carrying amounts were not expected to be recovered, and after estimating the fair value, an impairment charge of $18.7 million was recorded for the year ended December 31, 2020. The fair value measurement for this property was determined by applying a sales price based on market comparable sales provided by a third party. This input is categorized as level two on the valuation hierarchy. The Company also identified the impact of the COVID-19 pandemic as an impairment triggering event. However, after performing review procedures, the Company did not identity additional carrying values of properties impacted by the COVID-19 pandemic during the year ended December 31, 2020.
There were no impairment charges recorded during the year ended December 31, 2019.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2021	2020
Number of properties	10	1

Carrying value of impaired properties	$109,197	$29,129
Provisions for impairment	(49,859)	(18,671)
Estimated fair value	$59,338	$10,458

The Company estimates fair values using Level 2 and Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and/or recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2021, the fair value measurement for its impaired properties was primarily determined by applying a sales price based on market data and, where applicable, the Company used a weighted-average discount rate of 8.9%.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Real Estate and Other Investments – Separation Fair Value Assessment – Following the Mergers, Realty Income performed a purchase price allocation assessing the value of the assets acquired and liabilities assumed at the date of acquisition of VEREIT. The assessment of fair value is preliminary and is based on information that was available to Realty Income management at the time the consolidated and combined statements were prepared. Measurement period adjustments, if any, will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of Realty Income’s purchase accounting assessment could result in changes in the valuation of real estate assets and liabilities up to one year after the date of the Mergers, and these changes could be material.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Liabilities (1):
Bridge facility, net	2	355,000	355,000	$—	$—
Credit facility term loan, net	2	175,000	175,000	—	—
Credit facility revolver	2	90,000	90,000	—	—
Mortgages payable assumed in connection with acquisitions	2	—	—	36,476	37,095
Total		$620,000	$620,000	$36,476	$37,095
_______________________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Note 6 – Debt, Net
As of December 31, 2021, the Company had $616.8 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 1.2 years and a weighted-average interest rate of 2.77%. The following table summarizes the carrying value of debt as of December 31, 2021 and December 31, 2020, and the debt activity for the year ended December 31, 2021 (in thousands):

		Year Ended December 31, 2021
	Balance as of December 31, 2020	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2021
Mortgages payable:
Outstanding balance	$36,476	$—	$(36,476)	$—	$—
Premium, net	576	—	(516)	(60)	—
Mortgages payable, net	37,052	—	(36,992)	(60)	—

Bridge facility:
Outstanding balance	—	355,000	—	—	355,000
Deferred costs	—	(888)	—	245	(643)
Bridge facility, net	—	354,112	—	245	354,357

Credit facility term loan:
Outstanding balance	—	175,000	—	—	175,000
Deferred costs	—	(2,695)	—	185	(2,510)
Credit facility term loan, net	—	172,305	—	185	172,490

Credit facility revolver:
Outstanding balance	—	90,000	—	—	90,000
Credit facility revolver, net	—	90,000	—	—	90,000

Total debt	$37,052	$616,417	$(36,992)	$370	$616,847
Credit Agreement
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion Office REIT LP (“Orion OP”), as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425 million senior revolving credit facility (the “Revolving Facility”), including a $25 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital that will be used for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. As of December 31, 2021, the Company had approximately $620.0 million of total consolidated debt outstanding and $335.0 million of availability under the Revolving Facility.
The Bridge Facility is subject to one 6-month extension option at the election of Orion OP. The exercise of such extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions. The Bridge Facility was refinanced with a $355.0 million mortgage loan during February 2022 (see Note 15 – Subsequent Events below).

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
The interest rate applicable to the loans under the Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the Term Loan Facility, 2.50% for LIBOR loans and 1.50% for base rate loans. Under the Bridge Facility, the applicable margin for LIBOR loans was initially 2.50% with scheduled increases over time to a maximum of 3.50% and the applicable margin on base rate loans was initially 1.50% with scheduled increases over time to a maximum of 2.50%, in each case, based on the number of days elapsed after November 12, 2021. Loans under the Revolver/Term Loan Facilities may be prepaid, and unused commitments under the Revolver/Term Loan Facilities may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolver/Term Loan Facilities are guaranteed pursuant to a Guaranty (the “Revolver/Term Loan Guaranty”) and the Bridge Facility was guaranteed pursuant to a Guaranty (the “Bridge Guaranty”), in each case, by the Company and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Revolver/Term Loan Facilities are secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
The Revolver/Term Loan Facilities require that Orion OP comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Revolver/Term Loan Facilities require that Orion OP satisfy certain financial covenants, including a:
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
As of December 31, 2021, Orion OP was in compliance with these financial covenants.
The Revolver/Term Loan Facilities include customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolver/Term Loan Facilities. The Revolver/Term Loan Facilities also include customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Revolver/Term Loan Facilities to be immediately due and payable and foreclose on the collateral securing the Revolver/Term Loan Facilities.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2021, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were effective on December 1, 2021 and mature on November 12, 2023. As of December 31, 2020, the Company had no interest rate swap agreements.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of December 31, 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021
Interest rate swaps	Other assets, net	$299

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
During the year ended December 31, 2021, the Company recorded unrealized gains of $0.2 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. There were no similar amounts recorded during the years ended December 31, 2020 and 2019, respectively.
The Company reclassified previous losses of $0.1 million for the year ended December 31, 2021 from accumulated other comprehensive income (loss) into interest expense as a result of the hedged transactions impacting earnings. There were no similar amounts recorded during the years ended December 31, 2020 and 2019, respectively.
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2021 and December 31, 2020, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2021 and December 31, 2020 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021	$299	$—	$—	$299	$—	$—	$—	$299
December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures:
Cash paid for interest	$2,412	$3,479	$3,755
Cash paid for income taxes	$98	$—	$—
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$286	$—	$—
Non-cash assets and liabilities contributed by parent company	$1,142,002	$—	$—
Establishment of right-of-use assets and lease liabilities	$989	$—	$1,112
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accrued interest	$1,093	$100
Accrued real estate and other taxes	10,322	436
Accrued transaction costs	129	—
Accounts payable	1,805	12
Accrued other	4,030	300
Total	$17,379	$848

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Note 10 – Commitments and Contingencies
Leasing

As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including tenant improvement allowances, landlord agreements to pay for certain improvements, as well as leasing commissions. These rent concession and leasing cost commitments could be significant. For example, during November 2021, in connection with the 11-year extension of an investment grade tenant at the Company’s largest property measured by annualized base rent, the Company agreed to $11.1 million of future rent concessions and to fund up to $22.9 million of tenant improvement allowances, the full amount of which was funded as loan reserves as part of the closing of the CMBS Loan in February 2022.
Litigation
The Company is party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any of these outstanding claims against it are expected to have a material adverse effect upon its consolidated and combined position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect upon its consolidated and combined position or results of operations.
Note 11 – Leases
Lessor
As of December 31, 2021, the Company is the lessor for its 92 office properties. The Company’s operating leases have non-cancelable lease terms ranging from 0.08 years to 16.26 years as of December 31, 2021 and 0.30 years to 13.12 years as of December 31, 2020, respectively. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR).
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of December 31, 2021 (in thousands).

Future Minimum Operating Lease Payments
2022	$153,592
2023	128,580
2024	96,850
2025	64,544
2026	61,916
Thereafter	239,317
Total	$744,799
Lessee
The Company is the lessee under operating lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of December 31, 2021, the Company’s operating leases had remaining lease terms ranging from 0.9 years to 63 years, which includes options to extend. Under the ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.14% as of December 31, 2021. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Operating lease costs for the year ended December 31, 2021 were $0.3 million. Operating lease costs for each of the years ended December 31, 2020 and 2019 were $0.1 million. No cash paid for operating lease liabilities was capitalized.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2021 (in thousands).

Future Minimum Lease Payments
2022	1,008
2023	778
2024	452
2025	442
2026	442
Thereafter	13,383
Total	16,505
Less: imputed interest	6,248
Total	$10,257
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground lease obligations as of December 31, 2020 (in thousands).

Future Minimum Lease Payments
2021	107
2022	111
2023	113
2024	113
2025	113
Thereafter	3,432
Total	3,989
Less: imputed interest	1,887
Total	$2,102
Note 12 – Stockholder’s Equity
Common Stock
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
Stock Warrants
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Also on November 12, 2021, in connection with the entry into the LLCA, the Company granted certain affiliates of the Arch Street Partner warrants to purchase up to 1,120,000 shares of the Company’s common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of the Company’s common stock at a price per share equal to $22.42, at any time. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Company common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) 10 years after issuance and (b) the later of the termination of the Arch Street Joint Venture and seven years after issuance.
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
The Arch Street Warrants were measured at fair value on their grant date at an amount of $3.3 million and are classified as equity in the Company’s consolidated and combined balance sheets. The corresponding cost of $3.3 million was recognized as an expense for the year ended December 31, 2021, which is included in Transaction costs in the Company’s consolidated and combined statements of operations.
Note 13 - Equity Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to non-executive directors and employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. Time-Based Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based Restricted Stock Units for the year ended December 31, 2021, was $0.1 million. As of December 31, 2021, total unrecognized compensation expense related to these awards was approximately $0.5 million, with an aggregate weighted-average remaining term of 2.2 years. Equity-based compensation expense for the year ended December 31, 2021, related to Realty Income time-based restricted stock units and stock options granted in connection with the Mergers, was $0.1 million. As of December 31, 2021, total unrecognized compensation expense related to these awards was approximately $0.6 million, with an aggregate weighted-average remaining term of 1.7 years.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
Note 14 - Net Income (Loss) Per Share
The financial statements reflect the common shares as if they were outstanding for the entire period presented, and are as of the date of Separation and Distribution. The computation of basic and diluted EPS is as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(47,464)	$(1,899)	$15,284
(Income) loss attributable to non-controlling interests	(17)	—	—
Net (loss) income available to common stockholders used in basic and diluted net income per share	(47,481)	(1,899)	15,284

Weighted average number of Common Stock outstanding - basic	56,625,650	56,625,650	56,625,650
Effect of dilutive securities (1)	—	—	—
Weighted average number of common shares - diluted	56,625,650	56,625,650	56,625,650

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.84)	$(0.03)	$0.27
_______________________________________________
(1)As of December 31, 2021, 2020 and 2019, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.
The following were excluded from diluted net (loss) income per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Weighted average unvested Time-Based Restricted Stock Units (1)	—	—	—
Weighted average stock warrants	1,120,000	—	—
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Debt
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) entered into a credit agreement with Wells Fargo Bank, National Association (the “Lender”), to obtain a $355.0 million fixed rate mortgage loan (the “CMBS Loan”), which is secured by the Mortgage Borrower’s fee simple or ground lease interest in 19 properties owned directly by the Company (collectively, the “Mortgaged Properties”). The CMBS Loan bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027.
The CMBS Loan requires monthly payments of interest only, and all principal is due at maturity. The proceeds of the CMBS Loan were used to repay the Bridge Facility. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the CMBS Loan agreement, at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan agreement) (generally two years after the Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan agreement. Further, releases of individual properties are permitted in connection with an arms length third party sale upon repayment of the Release Price (as defined in the CMBS Loan agreement)

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2021
for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan agreement.
The CMBS Loan agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355 million and liquid assets of no less than $10 million, in each case, exclusive of the values of the collateral for the CMBS Loan. The Mortgage Borrowers and the Company also provided a customary environmental indemnity agreement, pursuant to which the Mortgage Borrowers and the Company agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities relating to the Mortgaged Properties.
The loan documents evidencing the CMBS Loan include customary representations, warranties and covenants of the Mortgage Borrowers and the Company. The loan documents also include customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the Mortgage Borrowers under the loan documents to be immediately due and payable and foreclose on the Mortgaged Properties.
Distributions
On March 22, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the first quarter of 2022, payable on April 15, 2022, to stockholders of record as of March 31, 2022.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2021 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2021	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant - El Centro, CA	$—	$520	$2,186	$—	$2,706	$(1,068)	9/17/2009	2009
Software & Services - Dublin, OH	—	2,400	17,044	—	19,444	(7,311)	3/31/2011	1992
Food, Beverage & Tobacco - St. Charles, MO	—	3,675	13,828	—	17,503	(5,885)	4/1/2011	1993
Telecommunication Services - Augusta, GA	—	—	11,128	—	11,128	(4,736)	4/1/2011	2007
Telecommunication Services - Brownsville, TX	—	1,740	11,570	—	13,311	(4,924)	4/1/2011	2007
Telecommunication Services - Salem, OR	—	1,722	10,074	—	11,796	(4,043)	6/22/2011	2000
Insurance - Cedar Falls, IA	—	634	6,331	—	6,965	(2,358)	8/28/2012	2012
Financial Institutions - Harleysville, PA	—	1,486	16,591	(13,185)	4,892	—	1/22/2013	1929
Financial Institutions - Mount Pleasant, SC	—	10,803	25,511	—	36,314	(6,530)	1/22/2013	2003
Government & Public Services - Brownsville, TX	—	321	6,803	28	7,152	(1,767)	1/22/2013	2008
Government & Public Services - Caldwell, ID	—	666	2,929	(867)	2,728	—	1/22/2013	2011
Government & Public Services - Dallas, TX	—	399	9,748	(4)	10,143	(2,513)	1/22/2013	2011
Government & Public Services - Eagle Pass, TX	—	146	2,086	(67)	2,165	(576)	1/22/2013	2002
Government & Public Services - Eagle Pass, TX	—	68	812	(52)	827	(213)	1/22/2013	2002
Government & Public Services - Knoxville, TN	—	761	9,042	130	9,932	(2,322)	1/22/2013	2011
Government & Public Services - Malone, NY	—	824	9,486	—	10,309	(2,511)	1/22/2013	2011
Government & Public Services - Minneapolis, MN	—	1,046	8,588	—	9,634	(2,198)	1/22/2013	2005
Government & Public Services - New Port Richey, FL	—	780	10,111	(175)	10,716	(2,561)	1/22/2013	2000
Government & Public Services - Paris, TX	—	274	5,391	(2)	5,664	(1,381)	1/22/2013	2010
Government & Public Services - Parkersburg, WV	—	494	12,901	1	13,397	(3,291)	1/22/2013	2009
Government & Public Services - Redding, CA	—	676	20,553	(173)	21,056	(5,265)	1/22/2013	2003
Government & Public Services - Sioux City, IA	—	77	4,761	(5)	4,833	(1,234)	1/22/2013	2011
Health Care Equipment & Services - Bedford, TX	—	1,608	56,219	—	57,827	(14,389)	1/22/2013	2010
Transportation - Uniontown, OH	—	2,238	53,114	—	55,352	(13,581)	1/22/2013	2003
Health Care Equipment & Services - St. Louis, MO	—	—	38,799	(36)	38,763	(9,906)	1/22/2013	2009
Vacant - Sierra Vista, AZ	—	369	9,338	(5,892)	3,815	—	1/22/2013	2001
Vacant - Tucson, AZ	—	3,800	6,554	(42)	10,312	(284)	1/22/2013	1999
Transportation - Memphis, TN	—	3,570	16,601	—	20,171	(4,301)	2/27/2013	1999
Transportation - Columbus, OH	—	—	19,637	—	19,637	(4,792)	6/19/2013	2012
Food & Staples Retailing - Deerfield, IL	—	4,093	11,512	(7,752)	7,852	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,262	11,988	(8,073)	8,177	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,082	11,483	(7,733)	7,833	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,089	11,503	(7,746)	7,846	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	2,586	7,274	(4,899)	4,962	—	8/27/2013	1976
Food & Staples Retailing - Deerfield, IL	—	3,181	8,947	(6,025)	6,103	—	8/27/2013	1976
Capital Goods - Cedar Rapids, IA	—	1,000	12,981	—	13,981	(3,044)	10/10/2013	2013

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2021 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2021	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Consumer Durables & Apparel - Providence, RI	$—	$2,550	$21,779	$—	$24,329	$(4,954)	1/31/2014	1985
Vacant - Buffalo Grove, IL	—	3,130	17,353	(15,483)	5,000	—	4/1/2014	1989
Materials - East Windsor, NJ	—	240	13,446	(6)	13,680	(2,948)	4/30/2014	2008
Media & Entertainment - East Syracuse, NY	—	880	15,817	—	16,697	(3,483)	4/30/2014	2000
Commercial & Professional Services - Schaumburg, IL	—	3,313	6,532	—	9,845	(36)	11/1/2021	1986
Capital Goods - Blair, NE	—	558	1,210	—	1,768	(8)	11/1/2021	2009
Consumer Durables & Apparel - Englewood, CO	—	3,354	14,714	—	18,068	(76)	11/1/2021	2009
Financial Institutions - Hopewell, NJ	—	19,325	57,846	—	77,171	(282)	11/1/2021	2001
Financial Institutions - Warwick, RI	—	1,358	3,983	—	5,340	(20)	11/1/2021	1995
Government & Public Services - Cocoa, FL	—	450	949	—	1,399	(5)	11/1/2021	2009
Government & Public Services - Fort Worth, TX	—	572	3,985	—	4,557	(20)	11/1/2021	2010
Government & Public Services - Grangeville, ID	—	1,385	3,436	—	4,821	(24)	11/1/2021	2007
Government & Public Services - Plattsburgh, NY	—	1,136	2,487	—	3,622	(14)	11/1/2021	2008
Government & Public Services - Ponce, PR	—	457	2,832	—	3,288	(15)	11/1/2021	1995
Health Care Equipment & Services - Indianapolis, IN	—	1,430	4,386	—	5,816	(23)	11/1/2021	1993
Health Care Equipment & Services - Irving, TX	—	9,267	19,852	—	29,120	(98)	11/1/2021	1997
Health Care Equipment & Services - Waukegan, IL	—	636	4,136	—	4,772	(20)	11/1/2021	1980
Telecommunication Services - Nashville, TN	—	2,588	9,587	86	12,261	(48)	11/1/2021	2002
Telecommunication Services - Richardson, TX	—	1,187	21,037	—	22,224	(100)	11/1/2021	1986
Insurance - Buffalo, NY	—	4,710	36,740	—	41,450	(179)	11/1/2021	2007
Health Care Equipment & Services - Fresno, CA	—	4,454	17,292	—	21,746	(86)	11/1/2021	1984
Insurance - Oklahoma City, OK	—	3,393	22,998	—	26,391	(117)	11/1/2021	2009
Health Care Equipment & Services - Phoenix, AZ	—	4,786	21,346	—	26,132	(110)	11/1/2021	2012
Health Care Equipment & Services - Plano, TX	—	9,834	35,893	—	45,727	(178)	11/1/2021	2009
Insurance - Urbana, MD	—	4,028	19,888	—	23,916	(101)	11/1/2021	2011
Software & Services - Amherst, NY	—	3,561	3,186	—	6,747	(24)	11/1/2021	1986
Retailing - Santee, CA	—	—	9,859	—	9,859	(50)	11/1/2021	2003
Capital Goods - Annandale, NJ	—	847	3,657	—	4,503	(20)	11/1/2021	1999
Capital Goods - Duluth, GA	—	3,684	14,786	—	18,470	(75)	11/1/2021	1999
Materials - Glen Burnie, MD	—	3,095	11,465	—	14,561	(56)	11/1/2021	1984
Energy - Longmont, CO	—	2,106	12,543	—	14,649	(62)	11/1/2021	1993
Pharmaceuticals, Biotechnology & Life Sciences - Malvern, PA	—	3,853	25,296	—	29,149	(128)	11/1/2021	1999
Capital Goods - Malvern, PA	—	2,607	10,844	—	13,451	(59)	11/1/2021	2014
Pharmaceuticals, Biotechnology & Life Sciences - Parsippany, NJ	—	9,537	9,174	—	18,711	(55)	11/1/2021	2009
Health Care Equipment & Services - San Antonio, TX	—	2,125	15,424	—	17,550	(77)	11/1/2021	2008

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2021 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2021	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Software & Services - Bedford, MA	—	22,381	26,029	4	48,414	(145)	11/1/2021	2001
Commercial & Professional Services - Dublin, OH	—	1,287	4,688	—	5,975	(24)	11/1/2021	1997
Commercial & Professional Services - Lawrence, KS	$—	$3,576	$2,996	$—	$6,572	$(19)	11/1/2021	1997
Commercial & Professional Services - Lawrence, KS	—	3,334	3,450	—	6,783	(21)	11/1/2021	2003
Software & Services - Lincoln, NE	—	—	6,587	—	6,587	(38)	11/1/2021	2009
Media & Entertainment - Milwaukee, WI	—	2,727	18,083	—	20,810	(87)	11/1/2021	2001
Health Care Equipment & Services - Nashville, TN	—	1,165	11,749	—	12,914	(59)	11/1/2021	2010
Capital Goods - Sterling, VA	—	10,515	25,393	—	35,908	(129)	11/1/2021	2011
Capital Goods - Tulsa, OK	—	1,904	1,238	—	3,142	(7)	11/1/2021	1982
Consumer Services - Tulsa, OK	—	6,865	34,716	—	41,581	(165)	11/1/2021	1995
Health Care Equipment & Services - Berkeley, MO	—	—	9,163	—	9,163	(54)	11/1/2021	2011
Retailing - Kennesaw, GA	—	—	11,141	—	11,141	(62)	11/1/2021	2012
Health Care Equipment & Services - Northbrook, IL	—	3,529	10,909	—	14,439	(56)	11/1/2021	1980
Retailing - The Woodlands, TX	—	2,550	17,481	—	20,031	(87)	11/1/2021	2014
General Service Administration - Covington, KY	—	4,087	56,990	3	61,081	(272)	11/1/2021	2002
Consumer Durables & Apparel - Denver, CO	—	5,707	36,047	602	42,356	(177)	11/1/2021	2001
Vacant - Englewood, CO	—	2,291	2,989	16	5,296	(18)	11/1/2021	2011
Vacant - Richardson, TX	—	2,047	12,733	—	14,780	(68)	11/1/2021	2008
Vacant - Ridley Park, PA	—	—	143	—	143	(2)	11/1/2021	1976
Vacant - Schaumburg, IL	—	1,573	787	—	2,360	(5)	11/1/2021	1989
Materials - The Woodlands, TX	—	5,776	14,234	225	20,233	(79)	11/1/2021	2009
	$—	$262,140	$1,296,728	$(77,122)	$1,481,745	$(128,109)
_______________________________________________

(1)Initial costs exclude subsequent impairment charges.
(2)Consists of capital expenditures and real estate development costs, net of condemnations, easements, impairment charges and other adjustments.
(3)Gross intangible lease assets of $370.0 million and the associated accumulated amortization of $71.9 million are not reflected in the table above.
(4)The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2021 was approximately $2.3 billion.
(5)Depreciation is computed using the straight-line method over the estimated useful lives of up to 35 years for buildings and five to 15 years for building fixtures and improvements.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021 (in thousands)

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$634,019	$659,441	$664,548
Additions:
Acquisitions/improvements	927,001	457	466
Deductions/Other
Sold or disposed of	(657)	(119)	—
Impairments	(77,636)	(25,760)	—
Other	(982)	—	(5,573)
Balance, end of year	$1,481,745	$634,019	$659,441
The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$136,143	$125,311	$107,081
Additions:
Depreciation expense	20,805	18,040	18,230
Deductions/Other
Sold or disposed of	(657)	(119)	—
Impairments	(27,947)	(7,089)	—
Other	(235)	—	—
Balance, end of year	$128,109	$136,143	$125,311

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Orion Office REIT Inc.
Opinion on the Financial Statements
We have audited the accompanying combined and consolidated balance sheets of VEREIT Office Assets (the "Company"), as described in Note 1 to the combined and consolidated financial statements, as of October 31, 2021 and December 31, 2020, the related combined and consolidated statements of operations, equity and cash flows, for the ten months ended October 31, 2021 and each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the ten months ended October 31, 2021 and each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 24, 2022

We have served as the Company’s auditor since 2021.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$163,295	$167,658
Buildings, fixtures and improvements	1,303,038	1,340,258
Intangible lease assets	184,560	192,291
Total real estate investments, at cost	1,650,893	1,700,207
Less: accumulated depreciation and amortization	528,167	504,192
Total real estate investments, net	1,122,726	1,196,015
Operating lease right-of-use assets	5,361	5,403
Investment in unconsolidated joint venture	14,466	13,434
Cash and cash equivalents	—	400
Restricted cash	8	3,014
Rent and tenant receivables and other assets, net	35,035	34,964
Goodwill	159,129	159,129
Total assets	$1,336,725	$1,412,359

LIABILITIES AND EQUITY
Mortgage notes payable, net	$—	$217,588
Below-market lease liabilities, net	5,308	7,188
Accounts payable and accrued expenses	5,763	12,632
Deferred rent and other liabilities	8,001	8,114
Operating lease liabilities	5,359	5,403
Total liabilities	24,431	250,925
Commitments and contingencies (Note 4)
Net parent investment	1,311,167	1,160,246
Non-controlling interest	1,127	1,188
Total equity	1,312,294	1,161,434
Total liabilities and equity	$1,336,725	$1,412,359

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Ten Months Ended	Year Ended December 31,
	October 31, 2021	2020	2019
Rental revenue (including reimbursable)	$134,740	$170,304	$182,069
Fee income from unconsolidated joint venture	654	596	—
Total revenues	135,394	170,900	182,069
Operating expenses:
Property operating (including reimbursable)	36,173	46,597	47,248
General and administrative	5,602	7,029	7,800
Depreciation and amortization	48,938	62,662	70,859
Impairments	28,064	9,306	3,511
Total operating expenses	118,777	125,594	129,418
Other (expenses) income:
Other income, net	152	158	549
Interest expense	(5,961)	(9,905)	(12,056)
Gain on disposition of real estate assets, net	—	9,765	—
Loss on extinguishment of debt, net	(5,294)	(1,686)	(40)
Equity in income of unconsolidated joint venture	697	535	—
Total other expenses, net	(10,406)	(1,133)	(11,547)
Income before taxes	6,211	44,173	41,104
Provision for income taxes	(520)	(640)	(517)
Net income	5,691	43,533	40,587
Net loss attributable to non-controlling interest	62	60	102
Net income attributable to VEREIT Office Assets	$5,753	$43,593	$40,689

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Total Equity
Balance, January 1, 2019	$1,311,652
Distributions, net	(42,173)
Net income	40,587
Other	63
Balance, December 31, 2019	1,310,129
Distributions, net	(192,228)
Net income	43,533
Balance, December 31, 2020	1,161,434
Contributions, net	145,169
Net income	5,691
Balance, October 31, 2021	$1,312,294

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Ten Months Ended	Year Ended December 31,
	October 31, 2021	2020	2019
Cash flows from operating activities:
Net income	$5,691	$43,533	$40,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,894	62,225	70,134
Impairments	28,064	9,306	3,511
Gain on disposition of real estate assets, net	—	(9,765)	—
Loss on derivative instruments and other	—	—	59
Loss on extinguishment of debt, net	5,294	1,686	40
Equity in income of unconsolidated joint venture	(697)	(535)	—
Distributions from unconsolidated joint venture	697	524	—
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	803	613	(2,117)
Accounts payable and accrued expenses	(4,860)	2,525	819
Deferred rent, operating lease and other liabilities	(156)	(1,593)	(480)
Net cash provided by operating activities	83,730	108,519	112,553
Cash flows from investing activities:
Capital expenditures and leasing costs	(8,019)	(7,427)	(15,816)
Real estate developments	(259)	(1,327)	(1,844)
Proceeds from disposition of real estate	—	116,360	—
Investments in unconsolidated joint venture	(2,180)	(2,669)	—
Return of investment from unconsolidated joint venture	1,147	718	—
Principal repayments received on other investments	—	5,768	—
Proceeds from the settlement of property-related insurance claims	70	10	588
Net cash (used in) provided by investing activities	(9,241)	111,433	(17,072)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032	705
Payments on mortgage notes payable	(223,064)	(28,233)	(52,950)
Payments of deferred financing costs	—	—	(96)
Contributions from non-controlling interest holders	—	—	63
Net contributions from (distributions to) parent	145,169	(192,228)	(42,173)
Net cash used in financing activities	(77,895)	(219,429)	(94,451)
Net change in cash and cash equivalents and restricted cash	(3,406)	523	1,030

Cash and cash equivalents and restricted cash, beginning of period	3,414	2,891	1,861
Cash and cash equivalents and restricted cash, end of period	$8	$3,414	$2,891

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalent at the beginning of the period	$400	$190	(530)
Restricted cash at the beginning of the period	3,014	2,701	2,391
Cash and cash equivalents and restricted cash at the beginning of the period	$3,414	$2,891	$1,861

Cash and cash equivalent at the end of the period	$—	$400	$190
Restricted cash at the end of the period	8	3,014	2,701
Cash and cash equivalents and restricted cash at the end of the period	$8	$3,414	$2,891

Supplemental disclosures:
Cash paid for interest	$6,521	$10,491	$12,963
Non-cash investing and financing activities:
Real estate contributions to unconsolidated joint venture	$—	$17,240	$—
Accrued capital expenditures and real estate developments	$(2,033)	$(288)	$(3,180)
Establishment of right-of-use assets and lease liabilities	—	—	5,520
The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
Note 1 – Organization and Summary of Significant Accounting Policies
Organization
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to Orion Office REIT Inc. (the “Company”) and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, Orion operates as a separate, publicly-traded company and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021. VEREIT Office Assets includes the combined accounts related to certain of the office properties of VEREIT, historically operated through subsidiaries of VEREIT, and contains certain corporate costs.
As of October 31, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, including one property owned by a consolidated joint venture, totaling approximately 7.6 million leasable square feet located in 25 states in the United States and Puerto Rico, and an investment in one unconsolidated joint venture that owns five office properties totaling approximately 0.8 million leasable square feet located within five states. As of October 31, 2021, VEREIT Office Assets had not conducted any business as a separate legal entity and had no other material assets or liabilities.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated balances sheets and statements of operations. The results of operations for the ten months ended October 31, 2021 are not necessarily indicative of the results for the entire year.
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

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
Investment in Unconsolidated Joint Venture
As of October 31, 2021 and December 31, 2020, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned five and four properties, respectively, with total real estate investments, at cost, of $196.2 million and $169.3 million, respectively, and total debt outstanding of $118.4 million and $102.6 million, respectively, which was non-recourse to VEREIT Office Assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

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
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments were identified during the ten months ended October 31, 2021 and the year ended December 31, 2020.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021 and the years ended December 31, 2020 and 2019. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of October 31, 2021 and December 31, 2020, restricted cash included $8,000 and $3.0 million, respectively, in lender reserves. Reserves relate to lease expirations, as well as maintenance, structural and debt service reserves.
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

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
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions are assessed to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but a guarantee is obtained for the value of the asset from a third party, the lease is classified as a direct financing lease. All other leases are classified as operating leases. As of October 31, 2021 and December 31, 2020, no leases were classified as sales-type or direct financing leases.
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
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to evolve. Federal, state, and local authorities have responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants has almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there have been no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the ten months ended October 31, 2021 and year ended December 31, 2020, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

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
Income Taxes
As of October 31, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it distributed to its stockholders so long as it distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision has been made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During each of the ten months ended October 31, 2021 and years ended December 31, 2020 and 2019, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.5 million and $0.6 million, respectively. Amounts are included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the ten months ended October 31, 2021 and years ended December 31, 2020 and 2019. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of October 31, 2021, VEREIT Office Assets had no material uncertain income tax positions.
Recent Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 further clarifies ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. This guidance is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated and combined statements.
In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

Note 2 – Real Estate Investments and Related Intangibles
Property Dispositions
During the year ended December 31, 2020, VEREIT Office Assets disposed of three properties, selling them to the unconsolidated joint venture for an aggregate net sales price of $135.5 million. The dispositions resulted in proceeds of $116.4 million after closing costs and VEREIT Office Assets recorded a net gain of $9.8 million related to the dispositions, which is included in gain on disposition of real estate assets, net in the accompanying combined and consolidated statements of operations.
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	October 31, 2021	December 31, 2020
Intangible lease assets:
In-place leases, net of accumulated amortization of $119,604 and $118,093, respectively	10.1	$29,091	$40,622
Leasing commissions, net of accumulated amortization of $5,679 and $4,211, respectively	9.1	8,744	7,974
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $14,793 and $12,974, respectively	9.8	6,649	8,417
Total intangible lease assets, net		$44,484	$57,013

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $18,504 and $17,553, respectively	10.3	$5,308	$7,188
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $29,000 for the ten months ended October 31, 2021 and $67,000 for the year ended December 31, 2020. The aggregate amount included as a net increase to rental revenue was $231,000 for the year ended December 31, 2019. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $13.0 million for the ten months ended October 31, 2021, and $17.8 million and $19.2 million for the years ended December 31, 2020 and 2019, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of October 31, 2021 (amounts in thousands):

	Remainder of 2021	2022	2023	2024	2025
In-place leases:
Total projected to be included in amortization expense	$2,191	$10,475	$9,142	$5,512	$1,156
Leasing commissions:
Total projected to be included in amortization expense	$288	$1,692	$1,290	$1,201	$1,020
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	$373	$2,223	$2,186	$1,104	$354
Below-market lease liabilities:
Total projected to be included in rental revenue	$345	$2,003	$1,878	$854	$208

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of October 31, 2021 and December 31, 2020. As of October 31, 2021 and December 31, 2020, the consolidated joint venture had total assets of $30.7 million and $33.0 million, respectively, of which $27.7 million and $29.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $14.8 million as of December 31, 2020. During the ten months ended October 31, 2021, VEREIT, on behalf of VEREIT Office Assets, repaid the balance in full and there were no amounts outstanding as of October 31, 2021. The joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner must obtain VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of VEREIT management’s quarterly impairment review procedures, net real estate assets representing four properties of VEREIT Office Assets were deemed to be impaired resulting in impairment charges of $28.1 million during the ten months ended October 31, 2021. During the year ended December 31, 2020, net real estate assets related to two properties were deemed to be impaired resulting in impairment charges of $9.3 million. During the year ended December 31, 2019, net real estate assets related to two properties were deemed to be impaired resulting in impairment charges of $3.5 million. The impairment charges related to properties that VEREIT management identified for potential sale or were determined, based on discussions with the current tenants, would not be re-leased by the tenant and VEREIT management believed the property would not be leased to another tenant at a rental rate that supported the book value.
VEREIT estimated fair values using Level 3 inputs and used a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment required VEREIT’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of VEREIT Office Assets’ tenants. For VEREIT’s impairment tests for the real estate assets during the ten months ended October 31, 2021, VEREIT used a weighted-average discount rate of 9.0% and a weighted-average capitalization rate of 8.5% . For VEREIT’s impairment tests for the real estate assets during the year ended December 31, 2020, VEREIT used a weighted-average discount rate of 8.9% and a weighted-average capitalization rate of 8.4%. For VEREIT’s impairment tests for the real estate assets during the year ended December 31, 2019, discount rates and capitalization rates were not applicable as VEREIT determined the fair value of the real estate assets of VEREIT Office Assets based on sale scenarios and the properties had leases expiring within 12 months of the impairment analysis.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

Note 3 – Mortgage Notes Payable, Net
As of October 31, 2021, VEREIT Office Assets had no mortgage notes payable as all amounts were repaid in conjunction with the Separation.

As of December 31, 2020, VEREIT Office Assets had mortgage notes payable, net of $217.6 million, including net premiums of less than $0.1 million and net deferred financing costs of $0.3 million, with a weighted-average interest rate of 4.64%. The weighted-average interest rate for fixed rate loans was computed using the interest rate in effect until the anticipated repayment date and the weighted-average interest rate for the variable rate loan was computed using the interest rate in effect as of December 31, 2020.

As of December 31, 2020, the mortgage notes were secured by 12 properties with a net carrying value of $368.4 million. As of December 31, 2020, the estimated fair value of the mortgage notes payable was $222.5 million and was estimated by discounting the expected cash flows based on estimated borrowing rates available as of the measurement date. VEREIT Office Assets classified the mortgage notes payable as Level 2 under the fair value hierarchy, which includes using inputs that are observable or can be corroborated with observable market data for substantially the entire contractual term.

The mortgage loan agreements required the maintenance of certain financial ratios. Failure to maintain such ratios could have resulted in restrictions on the use of cash associated with the establishment of certain lender reserves. At December 31, 2020, there were no cash restrictions due to failure to maintain financial ratios.
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
Note 5 – Leases
Lessor
As of October 31, 2021, VEREIT Office Assets is the lessor for its 52 office properties. VEREIT Office Assets’ operating leases have non-cancelable lease terms ranging from 0.17 years to 11.59 years as of October 31, 2021. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR). VEREIT Office Assets believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
44

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

	Ten Months Ended	Year Ended December 31,
	2021	2020	2019
Fixed:
Cash rent	$109,582	$132,402	$141,541
Straight-line rent	(4,889)	(869)	(42)
Lease intangible amortization	(29)	(67)	231
Property operating cost reimbursements	3,270	3,794	3,690
Total fixed	107,934	135,260	145,420

Variable (1)	26,806	35,044	36,649
Total rental revenue	$134,740	$170,304	$182,069
____________________________________
(1)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent.
The following table presents future minimum operating lease payments due to VEREIT Office Assets over the next five years and thereafter as of October 31, 2021 (in thousands).

Future Minimum Operating Lease Payments
November 1, 2021 - December 31, 2021	$15,683
2022	110,872
2023	95,130
2024	72,361
2025	38,980
2026	29,951
Thereafter	34,357
Total	$397,334
Lessee
VEREIT Office Assets is the lessee under one ground lease arrangement, which meets the criteria of an operating lease. As of October 31, 2021, VEREIT Office Assets’ lease has a remaining lease term of 35.8 years, which includes options to extend. Under the ground lease arrangement, VEREIT Office Assets pays variable costs, including property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of October 31, 2021. As VEREIT Office Assets’ lease does not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for the ten months ended October 31, 2021 was $246,000. Operating lease costs for each of the years ended December 31, 2020 and 2019 was $328,000. No cash paid for operating lease liabilities was capitalized.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021 - (Continued)

The following table reflects the maturity analysis of payments due from VEREIT Office Assets over the next five years and thereafter for ground lease obligations as of October 31, 2021 (in thousands).

Future Minimum Lease Payments
November 1, 2021 - December 31, 2021	$55
2022	329
2023	329
2024	329
2025	329
2026	329
Thereafter	10,062
Total	11,762
Less: imputed interest	6,403
Total	$5,359
Note 6 – Subsequent Events
VEREIT Office Assets evaluated subsequent events and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
On November 1, 2021, the Mergers were completed. Following the Merger Effective Time, the Separation was completed. On November 12, 2021, following the Separation, the Distribution was completed.