Form 10-Q
period 2022-03-31
Orion Office REIT Inc.
filed 2022-05-04
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
* The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on October 22, 2021.
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
There were 56,625,650 shares of common stock of Orion Office REIT Inc. outstanding as of April 29, 2022.

Explanatory Note
This quarterly report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the financial statements of the Company, as of and for the three months ended March 31, 2022 and 2021. The financial statements also include VEREIT Office Assets (as defined below), a predecessor of the Company, for the three months ended March 31, 2021, as further described below.

On November 1, 2021, pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended, the “Merger Agreement”), by and among Realty Income Corporation (“Realty Income”), VEREIT, Inc. (“VEREIT”), Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”) and Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), Merger Sub 2 merged with and into VEREIT Operating Partnership, L.P. (“VEREIT OP”), with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”).
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
Following the Distribution, the Company became an independent publicly traded company and intends to qualify and elect to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s initial taxable year ended December 31, 2021. The Company’s common stock trades on the New York Stock Exchange under the symbol “ONL”.
The consolidated and combined financial statements of the Company included in this report include the accounts of Realty Income Office Assets for the three months ended March 31, 2021 as the ownership interests were under common control of Realty Income during that period. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. Therefore, the Company’s consolidated and combined financial statements set forth in this report are not necessarily indicative of the future results of operations or cash flows of the Company as an independent, publicly traded company. Moreover, the combined and consolidated financial statements for the VEREIT Office Assets are not necessarily indicative of the results of operations, cash flows or financial position that would have been obtained if VEREIT Office Assets had been an independent, stand-alone company. For more information regarding the risks related to our business, refer to Part I - Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

ORION OFFICE REIT INC.
For the quarterly period ended March 31, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$254,786	$250,194
Buildings, fixtures and improvements	1,231,469	1,231,551
Total real estate investments, at cost	1,486,255	1,481,745
Less: accumulated depreciation and amortization	137,217	128,109
Total real estate investments, net	1,349,038	1,353,636
Accounts receivable, net	22,032	17,916
Intangible lease assets, net	272,623	298,107
Cash and cash equivalents	18,585	29,318
Other assets, net	92,671	60,501
Total assets	$1,754,949	$1,759,478

LIABILITIES AND EQUITY
Bridge facility, net	$—	$354,357
Mortgages payable, net	351,648	—
Credit facility term loan, net	172,793	172,490
Credit facility revolver	91,000	90,000
Accounts payable and accrued expenses	17,929	17,379
Below-market lease liabilities, net	18,993	20,609
Distributions payable	5,663	—
Other liabilities, net	19,897	16,355
Total liabilities	677,923	671,190

Common stock, $0.001 par value, 100,000,000 shares authorized and 56,625,650 shares issued and outstanding as of each of March 31, 2022 and December 31, 2021	57	57
Additional paid-in capital	1,145,548	1,145,278
Accumulated other comprehensive income	4,356	299
Accumulated deficit	(74,328)	(58,715)
Total stockholders’ equity	1,075,633	1,086,919
Non-controlling interest	1,393	1,369
Total equity	1,077,026	1,088,288
Total liabilities and equity	$1,754,949	$1,759,478

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Rental	$53,017	$13,028
Fee income from unconsolidated joint venture	189	—
Total revenues	53,206	13,028
Operating expenses:
Property operating	15,314	1,468
General and administrative	3,517	556
Depreciation and amortization	34,353	5,988
Impairments	1,602	—
Acquisition related	63	—
Transaction costs	756	—
Total operating expenses	55,605	8,012
Other (expenses) income:
Interest expense	(6,847)	(465)
Loss on extinguishment of debt, net	(468)	—
Other income, net	39	—
Equity in income of unconsolidated joint venture	(41)	—
Total other (expenses) income, net	(7,317)	(465)
(Loss) income before taxes	(9,716)	4,551
Provision for income taxes	(166)	—
Net (loss) income	(9,882)	4,551
Net (income) loss attributable to non-controlling interest	(24)	—
Net (loss) income attributable to common stockholders	$(9,906)	$4,551

Weighted-average shares outstanding - basic and diluted	$56,626	$56,626
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.17)	$0.08

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(9,882)	$4,551
Total other comprehensive income (loss)
Unrealized gain on interest rate derivatives	3,818	—
Reclassification of previous unrealized loss on interest rate derivatives into net (loss) income	239	—
Total other comprehensive income (loss)	4,057	—

Total comprehensive (loss) income	(5,825)	4,551
Comprehensive (income) loss attributable to non-controlling interests (1)	(24)	—
Total comprehensive (loss) income	$(5,849)	$4,551
(1)Represents comprehensive (income) loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share and per share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(9,906)	(9,906)	24	(9,882)
Distributions	—	—	—	—	(5,707)	(5,707)	—	(5,707)
Equity-based compensation, net	—	—	270	—	—	270	—	270
Other comprehensive income	—	—	—	4,057	—	4,057	—	4,057
Balance, March 31, 2022	56,625,650	$57	$1,145,548	$4,356	$(74,328)	$1,075,633	$1,393	$1,077,026

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Parent Investment	Total Parent Company Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	—	$—	$—	$—	$—	$497,118	$497,118	$—	$497,118
Net income	—	—	—	—	—	4,551	4,551	—	4,551
Distributions to parent company, net	—	—	—	—	—	(14,122)	(14,122)	—	(14,122)
Balance, March 31, 2021	—	$—	$—	$—	$—	$487,547	$487,547	$—	$487,547

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(9,882)	$4,551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,353	5,988
Non-cash revenue adjustments	(1,092)	(390)
Amortization of net premiums on mortgages payable	—	(21)
Impairments	1,602	—
Loss on extinguishment of debt, net	468	—
Amortization of deferred financing costs	1,172	—
Equity-based compensation	270	—
Equity in income of unconsolidated joint venture	41	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(1,989)	(226)
Accounts payable, accrued expenses and other liabilities, net	3,210	1,248
Net cash provided by operating activities	28,153	11,150
Cash flows from investing activities:
Capital expenditures and leasing costs	(1,836)	(55)
Return of investment from unconsolidated joint venture	601	—
Net cash used in investing activities	(1,235)	(55)
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	(355,026)	—
Proceeds from mortgage notes payable	355,000	—
Payments on mortgage notes payable	—	(163)
Proceeds from credit facility revolver	70,000	—
Repayments of credit facility revolver	(69,000)	—
Distributions to parent company, net	—	(14,122)
Payments of deferred financing costs	(3,096)	—
Other financing activities	(46)	—
Net cash used in financing activities	(2,168)	(14,285)
Net change in cash and cash equivalents and restricted cash	24,750	(3,190)

Cash and cash equivalents and restricted cash, beginning of period	29,318	3,915
Cash and cash equivalents and restricted cash, end of period	$54,068	$725

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$29,318	$—
Restricted cash at beginning of period	—	3,915
Cash and cash equivalents and restricted cash at the beginning of the period	$29,318	$3,915

Cash and cash equivalents at end of period	$18,585	$—
Restricted cash at the end of the period	35,483	725
Cash and cash equivalents and restricted cash at the end of the period	$54,068	$725

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and was capitalized on July 15, 2021.
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Approximately $595.0 million was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. In connection with the Separation and the Distribution, the Company entered into certain agreements with Realty Income to govern the ongoing relationships between the Company and Realty Income and to provide mechanisms for an orderly transition to the Company’s status as an independent, publicly traded company, including the Separation and Distribution Agreement and a transition services agreement to provide certain administrative and other services between the parties for a limited time. Following the Distribution, the Company became independent and publicly traded and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021.
The Company’s common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
At March 31, 2022, the Company owned and operated 92 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.5 million leasable square feet located within 29 states and Puerto Rico. In addition, the Company owns an equity interest in an unconsolidated joint venture with an affiliate of Arch Street Capital Partners (the “Arch Street Joint Venture”), which, as of March 31, 2022 owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The consolidated and combined statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Principles of Consolidation and Combination and Basis of Presentation
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the three months ended March 31, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three months ended March 31, 2022, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity.
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
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2022, the Company did not record a general allowance or any reductions to rental revenue for amounts not probable of collection.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases. During the quarters ended March 31, 2022 and 2021, the Company did not recognize any lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to our unconsolidated joint venture entity in exchange for market-based fees. Total asset and property management and acquisition fees earned in connection with this entity was $0.2 million for the quarter ended March 31, 2022. No such fee income was earned for the quarter ended March 31, 2021.
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
Restricted cash
The Company had $35.5 million in restricted cash as of March 31, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company did not have any restricted cash balances as of December 31, 2021. Restricted cash is included in Other Assets, net on the Company’s consolidated and combined balance sheets.
Recent Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05 establishing Topic 842, Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 further clarifies ASC 842 classification guidance as it relates to a lessor’s accounting for certain leases with variable lease payments. This guidance requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. The adoption of ASU 2021-05 did not have a material impact on our consolidated and combined statements.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of a ground lease. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of March 31, 2022. During the three months ended March 31, 2021, the Company had no acquisitions.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	March 31, 2022	December 31, 2021
Intangible lease assets:
In-place leases, net of accumulated amortization of $90,129 and $65,247, respectively	4.9	$247,807	$272,743
Leasing commissions, net of accumulated amortization of $694 and $456, respectively	13.0	11,097	10,349
Above-market lease assets, net of accumulated amortization of $7,535 and $6,239, respectively	5.1	13,719	15,015
Total intangible lease assets, net		$272,623	$298,107

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $16,075 and $14,459, respectively	7.6	$18,993	$20,609
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.3 million for the three months ended March 31, 2022. The aggregate amount of amortization of above-market and below-market leases included as a net decrease to rental revenue was $0.2 million for the three months ended March 31, 2021. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $25.2 million and $1.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2022 (amounts in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027
In-place leases:
Total projected to be included in amortization expense	$69,724	$73,858	$49,213	$21,652	$15,499	$7,441
Leasing commissions:
Total projected to be included in amortization expense	$759	$1,012	$969	$901	$901	$901
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	$3,874	$4,791	$2,998	$860	$682	$237
Below-market lease liabilities:
Total projected to be added to rental revenue	$4,828	$6,091	$3,786	$1,036	$817	$655

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Investment in Unconsolidated Entity
The following is a summary of the Company’s investment in one unconsolidated entity, Arch Street Joint Venture, as of March 31, 2022 and for the three months ended March 31, 2022 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income
					Three Months Ended (2)
Investment	March 31, 2022		March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Arch Street Joint Venture (3) (4)	20%	6	$17,952	18,631	$(41)	—
____________________________________
(1)The Company’s ownership interest reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest because of various provisions in the joint venture agreement regarding capital contributions, distributions of cash flow based on capital account balances and allocations of profits and losses. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the Mergers, and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in income reflects operations following the Merger Effective Time.
(3)During three months ended March 31, 2022, the Arch Street Joint Venture did not acquire any properties.
(4)The total carrying amount of the Company’s investment in the unconsolidated joint venture was greater than the underlying equity in net assets by $1.7 million as of March 31, 2022. This difference is related to a step up in the fair value of the investment in the unconsolidated joint venture in connection with the Mergers. The step up in fair value was allocated to the Company’s investment in the unconsolidated joint venture and is being amortized in accordance with the Company’s depreciation policy.
Note 4 – Receivables and Other Assets:

Accounts receivable, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	13,271	10,194
Straight-line rent receivable, net	$8,761	$7,722
Total	$22,032	$17,916

Other assets, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Restricted cash	35,483	—
Right-of-use assets, net (2)	26,023	30,958
Investment in unconsolidated entity	17,953	18,631
Deferred costs, net (1)	5,709	6,246
Prepaid expenses	2,813	3,730
Other assets, net	4,690	936
Total	$92,671	$60,501
_______________________________________________
(1)Amortization expense for deferred costs related to the revolving credit facility totaled $0.5 million for the three months ended March 31, 2022 as compared to no deferred costs for the three months ended March 31, 2021. Accumulated amortization for deferred costs related to the revolving credit facility was $0.8 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended March 31, 2022. There was no amortization expense for below market right-of-use asset for the three months ended March 31, 2021. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.0 million, and a below-market right-of-use asset of $7.1 million, net of less than $0.1 million in accumulated amortization as of March 31, 2022. Includes right-of-use finance leases of $13.8 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset of $7.1 million, net of less than $0.1 million in accumulated amortization as of December 31, 2021.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Derivative assets	$—	$4,356	$—	$4,356

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Derivative assets	$—	$299	$—	$299
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing two properties were deemed to be impaired resulting in impairment charges of $1.6 million during the three months ended March 31, 2022 that relate to adjustments to expected sales prices for certain non-core assets which have been identified by management for potential sale.
There were no impairment charges recorded during the three months ended March 31, 2021.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

Three Months Ended March 31,
2022
Number of properties	2

Carrying value of impaired properties	$8,728
Provisions for impairment	(1,602)
Estimated fair value	$7,126

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
The Company estimates fair values using Level 2 and Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and/or recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the quarter ended March 31, 2022, the fair value measurement for its impaired properties was determined by applying a sales price based on market data.
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2022	Fair Value at March 31, 2022	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Liabilities (1):
Bridge facility, net	2	—	—	$355,000	$355,000
Mortgages payable, net	2	355,000	359,166	—	—
Credit facility term loan, net	2	175,000	175,000	175,000	175,000
Credit facility revolver	2	91,000	91,000	90,000	90,000
Total		$621,000	$625,166	$620,000	$620,000
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
Note 6 – Debt, Net
As of March 31, 2022, the Company had $615.4 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.6 years and a weighted-average interest rate of 4.17%. The following table summarizes the carrying value of debt as of March 31, 2022 and December 31, 2021, and the debt activity for the three months ended March 31, 2022 (in thousands):

		Three Months Ended March 31, 2022
	Balance as of December 31, 2021	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance, March 31, 2022
Mortgages payable:
Outstanding balance	$—	$355,000	$—	$—	$355,000
Deferred costs	—	(3,446)	—	94	(3,352)
Mortgages payable, net	—	351,554	—	94	351,648

Bridge facility:
Outstanding balance	355,000	—	(355,000)	—	—
Deferred costs	(643)	—	442	201	—
Bridge facility, net	354,357	—	(354,558)	201	—

Credit facility term loan:
Outstanding balance	175,000	—	—	—	175,000
Deferred costs	(2,510)	(36)	—	339	(2,207)
Credit facility term loan, net	172,490	(36)	—	339	172,793

Credit facility revolver:
Outstanding balance	90,000	70,000	(69,000)	—	91,000
Credit facility revolver, net	90,000	70,000	(69,000)	—	91,000

Total debt	$616,847	$421,518	$(423,558)	$634	$615,441
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
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. As of March 31, 2022, the Company had borrowed and outstanding $91.0 million under the Revolving Facility and had $334.0 million of availability under the Revolving Facility, and no borrowings were outstanding under the Bridge Facility.
The interest rate applicable to the loans under the Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
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
As of March 31, 2022, Orion OP was in compliance with these financial covenants.
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage loan (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest a fixed rate of 4.971% per annum and matures on February 11, 2027.
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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time following the Prepayment Lockout Release Date (as

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
defined in the CMBS Loan Agreement) (generally two years after the Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2022, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of March 31, 2022 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$489,157	$355,000	4.97%	4.9
_______________________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the unconsolidated joint venture of $136.7 million.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of March 31, 2022 and December 31, 2021, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were effective on December 1, 2021 and mature on November 12, 2023.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$4,356	$299
During the three months ended March 31, 2022, the Company recorded unrealized gains of $3.8 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. There were no similar amounts recorded during the three months ended March 31, 2021, as the interest rate swap agreement did not exist during such period.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
The Company reclassified previous losses of $0.2 million for the three months ended March 31, 2022 from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. There were no similar amounts recorded during the three months ended March 31, 2021.
During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified from other comprehensive income as a decrease to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of March 31, 2022 and December 31, 2021, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022	$4,356	$—	$—	$4,356	$—	$—	$—	$4,356
December 31, 2021	$299	$—	$—	$299	$—	$—	$—	$299
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$5,019	$421
Cash paid for income taxes	$145	$—
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$610	$—
Distributions declared and unpaid	$5,663	$—
Land acquired upon finance lease termination	$4,707	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued real estate and other taxes	$7,640	$10,322
Accrued other	5,698	4,159
Accounts payable	2,953	1,805
Accrued interest	1,638	1,093
Total	$17,929	$17,379

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
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
Note 11 – Leases
Lessor
As of March 31, 2022, the Company is the lessor for its 92 office properties. The Company’s operating leases have non-cancelable lease terms ranging from 0.3 to 16.0 years as of March 31, 2022. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR).
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of March 31, 2022 (in thousands).

Future Minimum Operating Lease Payments
April 1, 2022 - December 31, 2022	$113,038
2023	130,444
2024	99,069
2025	66,974
2026	64,401
2027	45,012
Thereafter	200,614
Total	$719,552
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of March 31, 2022, the Company’s operating leases had remaining lease terms ranging from 0.6 years to 62.8 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.16% as of March 31, 2022. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million and less than $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. No cash paid for operating lease liabilities was capitalized.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of March 31, 2022 (in thousands).

Future Minimum Lease Payments
April 1, 2022 - December 31, 2022	750
2023	778
2024	452
2025	442
2026	442
2027	445
Thereafter	12,939
Total	16,248
Less: imputed interest	6,170
Total	$10,078
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2021 (in thousands).

Future Minimum Lease Payments
2022	1,008
2023	778
2024	452
2025	442
2026	442
Thereafter	13,383
Total	16,505
Less: imputed interest	6,248
Total	$10,257
Note 12 – Stockholders’ Equity
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
On March 22, 2022, the Company’s Board of Directors declared the Company’s first quarterly dividend as an independent public company. The dividend, which was for the first quarter of 2022, was in the amount of $0.10 per share, and was paid on April 15, 2022, to stockholders of record as of March 31, 2022.
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
March 31, 2022 (Unaudited)
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

Note 13 - Equity Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based Restricted Stock Units”) and restricted stock units that may vest in a number ranging from 0% to 100% of the total number of units granted, based on the Company’s total shareholder return measured on an absolute basis (“TSR-Based Restricted Stock Units”) and certain operational performance metrics (“Metrics-Based Restricted Stock Units”), in each case during a three-year performance period, subject to the recipient’s continued service with the Company (collectively, the “Performance-Based Restricted Stock Units”).

During the three months ending March 31, 2022, the Company granted Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units to certain officers and employees of the Company. The fair value of the Time-Based Restricted Stock Units granted to non-executive directors and employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based Restricted Stock Units granted to employees under the Equity Plan is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based Restricted Stock Units is determined when the likelihood of achieving the performance metrics becomes probable. As of March 31, 2022, the Company determined that the likelihood of achieving the performance metrics was improbable and recognized no compensation expense related to the Metrics-Based Restricted Stock Units.

Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units for the three months ended March 31, 2022, was $0.1 million. As of March 31, 2022, total unrecognized compensation expense related to Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units was approximately $2.4 million, with an aggregate weighted-average remaining term of 2.9 years. Equity-based compensation expense for the three months ended March 31, 2022, related to Realty Income time-based restricted stock units and stock options granted in connection with the Mergers, was $0.1 million. As of March 31, 2022, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.5 million, with an aggregate weighted-average remaining term of 1.6 years.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three months ended March 31, 2022 and March 31, 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(9,882)	$4,551
(Income) loss attributable to non-controlling interests	(24)	—
Net (loss) income available to common stockholders used in basic and diluted net income per share	(9,906)	4,551

Weighted average number of Common Stock outstanding - basic	56,625,650	56,625,650
Effect of dilutive securities (1)	—	—
Weighted average number of common shares - diluted	56,625,650	56,625,650

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.17)	$0.08

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
_______________________________________________
(1)As of March 31, 2022 and March 31, 2021, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.
The following were excluded from diluted net (loss) income per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Weighted average unvested Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units (1)	765	—
Weighted average stock warrants	1,120,000	—
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Distributions
On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022, payable on July 15, 2022, to stockholders of record as of June 30, 2022.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands) (Unaudited)

Three Months Ended March 31,
2021
Rental revenue (including reimbursable)	$39,782
Fee income from unconsolidated joint venture	140
Total revenues	39,922
Operating expenses:
Property operating (including reimbursable)	9,890
General and administrative	1,664
Depreciation and amortization	14,957
Impairments	21,180
Total operating expenses	47,691
Other (expenses) income:
Other income, net	6
Interest expense	(2,032)
Loss on extinguishment of debt, net	(117)
Equity in income of unconsolidated joint venture	202
Total other expenses, net	(1,941)
Loss before taxes	(9,710)
Provision for income taxes	(156)
Net loss	(9,866)
Net loss attributable to non-controlling interest	2
Net loss attributable to VEREIT Office Assets	$(9,864)

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

Total Equity
Balance, January 1, 2021	$1,161,434
Contributions, net	18,927
Net loss	(9,866)
Balance, March 31, 2021	1,170,495

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (Unaudited)

Three Months Ended March 31,
2021
Cash flows from operating activities:
Net loss	$(9,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,859
Impairments	21,180
Loss on extinguishment of debt, net	117
Equity in income of unconsolidated joint venture	(202)
Distributions from unconsolidated joint venture	202
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	2,404
Accounts payable and accrued expenses	(5,652)
Deferred rent, operating lease and other liabilities	(2)
Net cash provided by operating activities	23,040
Cash flows from investing activities:
Capital expenditures and leasing costs	(2,969)
Real estate developments	(14)
Return of investment from unconsolidated joint venture	316
Proceeds from the settlement of property-related insurance claims	70
Net cash used in investing activities	(2,597)
Cash flows from financing activities:
Payments on mortgage notes payable	(40,167)
Refunds of deferred financing costs	280
Net contributions from parent	18,927
Net cash used in financing activities	(20,960)
Net change in cash and cash equivalents and restricted cash	(517)

Cash and cash equivalents and restricted cash, beginning of period	3,414
Cash and cash equivalents and restricted cash, end of period	$2,897

Supplemental disclosures:
Cash paid for interest	$2,355
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$(568)
The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited)
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
As of March 31, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, including one property owned by a consolidated joint venture, totaling approximately 7.6 million leasable square feet located in 25 states in the United States and Puerto Rico, and an investment in one unconsolidated joint venture that owns four office properties totaling approximately 0.7 million leasable square feet located within four states.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated balances sheets and statements of operations. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These combined and consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements of VEREIT Office Assets and notes thereto as of and for the ten months ended October 31, 2021, included in the Form 10-K for Orion Office REIT Inc. filed on March 24, 2022. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and GAAP.
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

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
Investment in Unconsolidated Joint Venture
As of March 31, 2021, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned four properties with total real estate investments, at cost, of $169.3 million and total debt outstanding of $102.6 million, which was non-recourse to VEREIT Office Assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

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
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments were identified during the three months ended March 31, 2021.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the three months ended March 31, 2021. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of March 31, 2021, restricted cash included $2.3 million in lender reserves. Reserves relate to lease expirations, as well as maintenance, structural and debt service reserves.
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
March 31, 2021 (Unaudited - (Continued)

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
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions are assessed to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but a guarantee is obtained for the value of the asset from a third party, the lease is classified as a direct financing lease. All other leases are classified as operating leases. As of March 31, 2021, no leases were classified as sales-type or direct financing leases.
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
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to evolve. Federal, state, and local authorities have responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants has almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there have been no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the three months ended March 31, 2021, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

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
Income Taxes
As of March 31, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it distributed to its stockholders so long as it distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision has been made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During the three months ended March 31, 2021, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.2 million. Amounts are included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the three months ended March 31, 2021. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of March 31, 2021, VEREIT Office Assets had no material uncertain income tax positions.
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
Note 2 – Real Estate Investments and Related Intangibles
Property Acquisitions/Dispositions
There were no property acquisitions or dispositions during the three months ended March 31, 2021.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of March 31, 2021. As of March 31, 2021, the consolidated joint venture had total assets of $32.6 million, of which $28.7 million were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $15.0 million as of March 31, 2021. The joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner must obtain VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of VEREIT management’s quarterly impairment review procedures, net real estate assets representing one property of VEREIT Office Assets was deemed to be impaired resulting in impairment charges of $21.2 million during the three months ended March 31, 2021. The impairment charges related to a property that VEREIT management identified for potential sale or were determined, based on discussions with the current tenants, would not be re-leased by the tenant and VEREIT management believed the property would not be leased to another tenant at a rental rate that supported the book value.
VEREIT estimated fair values using Level 3 inputs and used a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment required VEREIT’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of VEREIT Office Assets’ tenants. For VEREIT’s impairment tests for the real estate assets during the three months ended March 31, 2021, VEREIT used a discount rate of 8.6% and a capitalization rate of 8.1% .
Note 3 – Commitments and Contingencies
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

Note 4 – Leases
Lessor
As of March 31, 2021, VEREIT Office Assets is the lessor for its 52 office properties. VEREIT Office Assets’ operating leases have non-cancelable lease terms ranging from 0.03 years to 12.18 years as of March 31, 2021. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR). VEREIT Office Assets believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

Three Months Ended March 31,
2021
Fixed:
Cash rent	$32,146
Straight-line rent	(765)
Lease intangible amortization	(31)
Property operating cost reimbursements	948
Total fixed	32,298

Variable (1)	7,484
Total rental revenue	$39,782
____________________________________
(1)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent.
Lessee
VEREIT Office Assets is the lessee under one ground lease arrangement, which meets the criteria of an operating lease. As of March 31, 2021, VEREIT Office Assets’ lease has a remaining lease term of 36.4 years, which includes options to extend. Under the ground lease arrangement, VEREIT Office Assets pays variable costs, including property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of March 31, 2021. As VEREIT Office Assets’ lease does not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for the three months ended March 31, 2021 were $82,000. No cash paid for operating lease liabilities was capitalized.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited - (Continued)

Note 5 – Subsequent Events
VEREIT Office Assets evaluated subsequent events through May 4, 2022 and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
Property Acquisition
Subsequent to March 31, 2021, VEREIT Office Assets contributed $2.2 million to the unconsolidated joint venture, which acquired one property for a gross purchase price of $26.4 million.
Debt
Subsequent to March 31, 2021, each of the outstanding mortgage notes of VEREIT Office Assets were repaid in full by VEREIT on behalf of VEREIT Office Assets.
Mergers, Separation and Distribution
On November 1, 2021, the Mergers were completed. Following the Merger Effective Time, the Separation was completed. On November 12, 2021, following the Separation, the Distribution was completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Orion Office REIT Inc. (the “Company”, “Orion”, “we”, or “us”) makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section entitled “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K filed on March 24, 2022. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Part I - Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K.
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
•our ability to close pending real estate transactions, which may be subject to conditions that are outside of our control;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of March 31, 2022, multiplied by 12, including the Company’s pro rata share of such amounts from its unconsolidated joint venture with an affiliate of Arch Street Capital Partners. Annualized base rent is not indicative of future performance.
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
Overview
Orion is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and intends to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2021.
The Company has 92 office properties with an aggregate of 10.5 million leasable square feet located in 29 states and Puerto Rico, with an occupancy rate of 88.1% and a weighted-average remaining lease term of 4.0 years as of March 31, 2022. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, we owned an aggregate of 10.6 million leasable square feet with an occupancy rate of 88.3% and a weighted-average remaining lease term of 4.1 years as of March 31, 2022.
Merger with Realty Income
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of

VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and intend to qualify and elect to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2021.
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Basis of Presentation
The Company’s consolidated and combined financial statements include the accounts of the Realty Income Office Assets presented on a combined basis for the three months ended March 31, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three months ended March 31, 2022, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.

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

Election as a REIT
We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021.
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

Operating Highlights and Key Performance Indicators

Quarter Ended March 31, 2022 Activity
Real Estate Operations
•We entered into binding contracts to sell two properties for total purchase price of $9.3 million. As of March 31, 2022, these transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•We delivered space under one new lease and expanded the premises related to an existing lease comprising a total of approximately 44,000 leasable square feet and extended a total of three leases comprising a total of approximately 137,000 leasable square feet. During the quarter, three leases expired comprising a total of approximately 425,000 leasable square feet. As of March 31, 2022, the Company had a total of ten vacant properties.
Debt
•We refinanced the $355.0 million Bridge Facility on February 10, 2022 with a $355.0 million CMBS Loan at a fixed rate of 4.971%. The CMBS Loan matures on February 11, 2027.
•As of March 31, 2022, we had $334.0 million of borrowing capacity under the Revolving Facility.
Equity
•We declared a quarterly dividend of $0.10 per share for the first quarter of 2022. The dividend was paid on April 15, 2022.

Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of March 31, 2022, including our pro rata share of the applicable statistics of the properties owned by our unconsolidated joint venture:

2022
Portfolio Metrics
Operating properties	92
Unconsolidated joint venture properties	6
Rentable square feet (in thousands) (1)	10,646
Occupancy rate (2)	88.3%
Investment-grade tenants (3)	67.0%
Weighted-average remaining lease term (in years)	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the unconsolidated joint venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rental income of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the unconsolidated joint venture, as of March 31, 2022. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

Three Months Ended March 31,
2022
Financial Metrics
Total revenues	$53,206
Net (loss) income	$(9,882)
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.17)
FFO attributable to common stockholders (1)	$26,713
FFO attributable to common stockholders per diluted share (1)	$0.47

Core FFO attributable to common stockholders (1)	$28,000
Core FFO attributable to common stockholders per diluted share (1)	$0.49
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the period ended March 31, 2022 and the accounts of Realty Income Office Assets for the period ended March 31, 2021.
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021 (dollars in thousands)
The Company’s portfolio size significantly increased as a result of the Mergers, which contributed to an increase in revenues and expenses when comparing the three months ended March 31, 2022 to the same period in 2021. At March 31,

2022, we had 92 office properties with an aggregate of 10.5 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at March 31, 2021.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Rental	$53,017	$13,028	$39,989
Fee income from unconsolidated joint venture	189	—	189
Total revenues	$53,206	$13,028	$40,178
Rental
The increase in rental revenue of $40.0 million during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to the increase in our overall portfolio size resulting from the closing of the Mergers. Including the rental revenue from the VEREIT Office Assets for the quarter ended March 31, 2021, rental revenue increased $1.9 million primarily due to reimbursement revenue, offset by a decrease of $2.1 million primarily due to vacancies.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Company’s unconsolidated joint venture. The increase of $0.2 million during the three months ended March 31, 2022 as compared to the same period in 2021 was due to fees earned from the Arch Street Joint Venture, including property and asset management fees. Fee income from unconsolidated joint venture from the VEREIT Office Assets for the quarter ended March 31, 2021 was $0.1 million due to fees earned from the Arch Street Joint Venture, including property and asset management fees.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Property operating	15,314	1,468	13,846
General and administrative	3,517	556	2,961
Depreciation and amortization	34,353	5,988	28,365
Impairments	1,602	—	1,602
Acquisition-related	63	—	63
Transaction costs	756	—	756
Total operating expenses	$55,605	$8,012	$47,593
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $13.8 million during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in our portfolio size. Including the property operating expenses from the VEREIT Office Assets for the quarter ended March 31, 2021, property operating expenses increased $4.0 million primarily due to reimbursable expenses for property owners association, electricity and HVAC repairs and non-reimbursable expenses due to vacancies.
General and Administrative Expenses
General and administrative expenses increased $3.0 million during the three months ended March 31, 2022 as compared to the same period in 2021, which was primarily due to actual costs recorded during the three months ended March 31, 2022 following the Distribution and the Company’s commencement of operations as a standalone business, as compared with an allocation of amounts for the three months ended March 31, 2021. Including the general and administrative expenses from the VEREIT Office Assets for the quarter ended March 31, 2021, general and administrative expenses increased $1.3 million. General and administrative expenses for Realty Income Office Assets and VEREIT Office Assets for the three months ended March 31, 2021 are primarily an allocation from Realty Income and VEREIT general and administrative expenses, and therefore, do not reflect the full general and administrative expenses of an independent, separate public company.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $28.4 million during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to the increase in our portfolio size. Including the depreciation and amortization expenses from the VEREIT Office Assets for the quarter ended March 31, 2021, depreciation and amortization expenses increased $13.4 million primarily due to the fair valuation of the VEREIT Office Assets as a result of the Mergers.
Impairments

Impairments of $1.6 million were recorded during the three months ended March 31, 2022 as compared to no impairments during the same period in 2021. As part of the consummation of the Distribution, the Company’s portfolio became subject to new management which identified certain non-core assets for potential sale. Based on management’s estimates, the carrying value of certain assets was determined to be unrecoverable, resulting in the recognition of impairment losses during the period. Impairments for the VEREIT Office Assets for the quarter ended March 31, 2021 was $21.2 million due to one real estate asset that was deemed to be impaired.
Acquisition-Related Expenses
During the three months ended March 31, 2022, the Company incurred $0.1 million of acquisition-related expenses, which primarily consist of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated. No such costs were incurred during the same period in 2021.
Transaction Costs
During the three months ended March 31, 2022, the Company incurred $0.8 million of transaction costs, which primarily consist of legal and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities. No such costs were incurred during the same period in 2021.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Interest expense	$(6,847)	$(465)	$6,382
Loss on extinguishment of debt, net	$(468)	$—	$468
Equity in income of unconsolidated joint venture	$(41)	$—	$41
Other income, net	$39	$—	$(39)
Provision for income taxes	$(166)	$—	$166
Interest Expense
The increase in interest expense of $6.4 million during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to an increase in debt outstanding from $36.9 million as of March 31, 2021 to $615.4 million as of March 31, 2022, as discussed in Note 6 – Debt, Net. Including the interest expense from the VEREIT Office Assets for the quarter ended March 31, 2021, interest expense increased $4.4 million primarily due to the increase in debt outstanding in connection with the capitalization of the Company.

Loss on extinguishment of debt, net
Loss on extinguishment of debt, net increased $0.5 million during the three months ended March 31, 2022 as compared to no loss on extinguishment of debt in the same period in 2021. The loss relates to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as discussed in Note 6 – Debt, Net. Loss on extinguishment of debt for the VEREIT Office Assets for the quarter ended March 31, 2021 was $0.1 million which primarily related to the write off of deferred financing costs due to the early extinguishment of mortgage notes payable.
Equity in income of unconsolidated joint venture
Equity in income of the unconsolidated joint venture was a loss of $41,000 during the three months ended March 31, 2022 as compared to no equity in income of the unconsolidated joint venture for the same period in 2021, which relates to the Company’s investment in one unconsolidated joint venture, which interest was transferred to the Company in connection with the Separation and Distribution. Including the equity in income of unconsolidated joint venture from the VEREIT Office Assets for the quarter ended March 31, 2021, income decreased $0.2 million primarily related to amortization of the step up in basis of the investment as a result of the Mergers.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The increase to $0.2 million during the three months ended March 31, 2022, as compared to no provision for income taxes prior to the time the Company became an independent, separate public company. The provision for income taxes for the VEREIT Office Assets for the quarter ended March 31, 2021 was $0.2 million.
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

The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the closest GAAP financial measure, for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(9,906)	$4,551
Depreciation and amortization of real estate assets	34,337	5,988
Impairment of real estate	1,602	—
Proportionate share of adjustments for unconsolidated entity	680	—
FFO attributable to common stockholders	$26,713	$10,539
Acquisition-related expenses	63	—
Transaction costs (1)	756	—
Loss (gain) on extinguishment and forgiveness of debt, net	468	—
Core FFO attributable to common stockholders	$28,000	$10,539
(1) Transaction costs primarily consist of attorney fees and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of March 31, 2022, we had $18.6 million of cash and cash equivalents and $334.0 million of borrowing capacity under the Revolving Facility.
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
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital for general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries.

In February 2022, as further described below, we refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated.
As of March 31, 2022, the Company had approximately $621.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan, a $175.0 million Term Loan Facility and a $425.0 million Revolving Facility, $91.0 million of which was outstanding. In addition, the Company’s pro rata share of the mortgage notes of the unconsolidated joint venture was $27.3 million as of March 31, 2022.
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

Credit Facility Key Covenants	Required	March 31, 2022
Ratio of total indebtedness to total asset value	≤ 60%	32.3%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	5.92x
Ratio of secured indebtedness to total asset value	≤ 45%	19.1%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	18.7%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	12.35x
As of March 31, 2022, Orion OP was in compliance with these financial covenants.
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage loan (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest a fixed rate of 4.971% per annum and matures on February 11, 2027.

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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan Agreement) (generally two years after the Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2022, the Company was in compliance with these financial covenants.
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
On March 22, 2022, the Company’s Board of Directors declared the Company’s first quarterly dividend as an independent public company. The dividend, which was for the first quarter of 2022, was in the amount of $0.10 per share, and was paid on April 15, 2022, to stockholders of record as of March 31, 2022.
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
Dividend
We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Distribution and ending on December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT. On March 22, 2022, the Company’s Board of Directors declared the Company’s first quarterly dividend as an independent public company. The dividend, which was for the first quarter of 2022, was in the amount of $0.10 per share, and was paid on April 15, 2022, to stockholders of record as of March 31, 2022. On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022 payable on July 15, 2022, to stockholders of record as of June 30, 2022.
Our dividend policy is established at the discretion of the Company’s Board of Directors and future dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends will exceed our net income under GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to qualify as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, our Articles of Amendment and Restatement allow us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2022 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - Mortgage notes payable	$355,000	$—	$—	$355,000	$—
Interest payments - Mortgage notes payable	87,109	13,480	53,725	19,904	—
Principal payments - Credit facility term loan	175,000	—	175,000	—	—
Interest payments - Credit facility term loan (1)	9,150	4,270	4,880	—	—
Principal payments - credit facility revolver	91,000	—	91,000	—	—
Interest payments - credit facility revolver (2)	11,974	2,791	9,183	—	—
Operating and ground lease commitments	16,248	750	1,672	887	12,939
Total	$745,481	$21,291	$335,460	$375,791	$12,939
____________________________________
(1)As of March 31, 2022, we had $175.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.
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

Cash Flow Analysis for the three months ended March 31, 2022
The following table summarizes the changes in cash flows for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,		2022 versus 2021
	2022	2021
Net cash provided by operating activities	$28,153	$11,150	$17,003
Net cash used in investing activities	$(1,235)	$(55)	$(1,180)
Net cash used in financing activities	$(2,168)	$(14,285)	$12,117
Net cash provided by operating activities increased $17.0 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to the increase in our portfolio size. At March 31, 2022, we had 92 office properties with an aggregate of 10.5 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at March 31, 2021.
Net cash used in investing activities increased $1.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The change was primarily due to an increase in capital expenditures and leasing costs associated with lease renewals, partially offset by $0.6 million of distributions received from the Company’s unconsolidated joint venture during the three months ended March 31, 2022.
Net cash used in financing activities decreased $12.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to no distributions to parent during the three months ended March 31, 2022 as compared to the same period in 2021. Following the Merger Effective Time, Realty Income was no longer the parent of Realty Income Office Assets, and therefore, no further distributions occurred. The reduction in distributions to parent were partially offset by payments of deferred financing costs related to the CMBS Loan entered into by the Company during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See information appearing under the caption “Liquidity and Capital Resources” appearing in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2022, our debt included fixed-rate debt, with a fair value and carrying value of $359.2 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $14.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $15.6 million.
As of March 31, 2022, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from March 31, 2022 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of $0.2 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of $0.3 million.
As of March 31, 2022, our debt included variable-rate debt with a fair value and carrying value of $91.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2022 levels, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt of $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt of $0.2 million. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.9 million annually. See Note 6 – Debt, Net to our consolidated financial statements.
As of March 31, 2022, our interest rate swaps had a fair value that resulted in net assets of $4.4 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.2	Description of Securities (filed as Exhibit 4.2 to the Company’s Form 10-K, filed on March 24, 2022 and incorporated herein by reference)
10.1
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference)

10.2
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference)

10.3†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Form 10-K, filed on March 24, 2022 and incorporated herein by reference)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Office REIT Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: May 4, 2022