Form 10-Q
period 2022-06-30
Orion Office REIT Inc.
filed 2022-08-03
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒
There were 56,635,038 shares of common stock of Orion Office REIT Inc. outstanding as of July 29, 2022.

Explanatory Note
This quarterly report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the financial statements of the Company, as of and for the three and six months ended June 30, 2022 and 2021. This quarterly report also includes the financial statements of VEREIT Office Assets (as defined below), a predecessor of the Company, for the three and six months ended June 30, 2021, as further described below.

On November 1, 2021, pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended, the “Merger Agreement”), by and among Realty Income Corporation (“Realty Income”), VEREIT, Inc. (“VEREIT”), Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”), and Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), Merger Sub 2 merged with and into VEREIT Operating Partnership, L.P. (“VEREIT OP”), with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”).
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
The consolidated and combined financial statements of the Company included in this report include the accounts of Realty Income Office Assets for the three and six months ended June 30, 2021 as the ownership interests were under common control of Realty Income during that period. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The Company’s consolidated and combined financial statements set forth in this report are not necessarily indicative of the future results of operations or cash flows of the Company as an independent, publicly traded company. Moreover, the combined and consolidated financial statements for the VEREIT Office Assets are not necessarily indicative of the results of operations, cash flows or financial position that would have been obtained if VEREIT Office Assets had been an independent, stand-alone company. For more information regarding the risks related to the Company’s business, refer to Part I - Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

ORION OFFICE REIT INC.
For the quarterly period ended June 30, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$250,724	$250,194
Buildings, fixtures and improvements	1,208,475	1,231,551
Total real estate investments, at cost	1,459,199	1,481,745
Less: accumulated depreciation and amortization	138,642	128,109
Total real estate investments, net	1,320,557	1,353,636
Accounts receivable, net	25,731	17,916
Intangible lease assets, net	247,722	298,107
Cash and cash equivalents	19,300	29,318
Real estate assets held for sale, net	9,402	—
Other assets, net	91,208	60,501
Total assets	$1,713,920	$1,759,478

LIABILITIES AND EQUITY
Bridge facility, net	$—	$354,357
Mortgages payable, net	351,820	—
Credit facility term loan, net	173,133	172,490
Credit facility revolver	71,000	90,000
Accounts payable and accrued expenses	16,855	17,379
Below-market lease liabilities, net	17,381	20,609
Distributions payable	5,663	—
Other liabilities, net	20,341	16,355
Total liabilities	656,193	671,190

Common stock, $0.001 par value, 100,000,000 shares authorized 56,635,038 and 56,625,650 shares issued and outstanding as of each of June 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	1,145,987	1,145,278
Accumulated other comprehensive income	5,851	299
Accumulated deficit	(95,562)	(58,715)
Total stockholders’ equity	1,056,333	1,086,919
Non-controlling interest	1,394	1,369
Total equity	1,057,727	1,088,288
Total liabilities and equity	$1,713,920	$1,759,478

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental	$52,659	$12,587	$105,676	$25,615
Fee income from unconsolidated joint venture	190	—	379	—
Total revenues	52,849	12,587	106,055	25,615
Operating expenses:
Property operating	15,156	1,483	30,470	2,951
General and administrative	3,291	515	6,808	1,071
Depreciation and amortization	33,828	5,955	68,181	11,943
Impairments	7,758	—	9,360	—
Acquisition related	141	—	204	—
Transaction costs	208	—	964	—
Total operating expenses	60,382	7,953	115,987	15,965
Other (expenses) income:
Interest expense, net	(7,867)	(338)	(14,714)	(803)
Loss on extinguishment of debt, net	—	—	(468)	—
Other income, net	48	—	87	—
Equity in income (loss) of unconsolidated joint venture	(54)	—	(95)	—
Total other (expenses) income, net	(7,873)	(338)	(15,190)	(803)
(Loss) income before taxes	(15,406)	4,296	(25,122)	8,847
Provision for income taxes	(164)	—	(330)	—
Net (loss) income	(15,570)	4,296	(25,452)	8,847
Net (income) loss attributable to non-controlling interest	(1)	—	(25)	—
Net (loss) income attributable to common stockholders	$(15,571)	$4,296	$(25,477)	$8,847

Weighted-average shares outstanding - basic and diluted	56,629	56,626	56,628	56,626
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.27)	$0.08	$(0.45)	$0.16

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(15,570)	$4,296	$(25,452)	$8,847
Total other comprehensive income (loss)
Unrealized gain on interest rate derivatives	1,526	—	5,344	—
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net (loss) income	(31)	—	208	—
Total other comprehensive income (loss)	1,495	—	5,552	—

Total comprehensive (loss) income	(14,075)	4,296	(19,900)	8,847
Comprehensive (income) loss attributable to non-controlling interests (1)	(1)	—	(25)	—
Total comprehensive (loss) income	$(14,076)	$4,296	$(19,925)	$8,847
(1)Represents comprehensive (income) loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(9,906)	(9,906)	24	(9,882)
Distributions	—	—	—	—	(5,707)	(5,707)	—	(5,707)
Equity-based compensation, net	—	—	270	—	—	270	—	270
Other comprehensive income	—	—	—	4,057	—	4,057	—	4,057
Balance, March 31, 2022	56,625,650	$57	$1,145,548	$4,356	$(74,328)	$1,075,633	$1,393	$1,077,026
Net (loss) income	—	—	—	—	(15,571)	(15,571)	1	(15,570)
Distributions	—	—	—	—	(5,663)	(5,663)	—	(5,663)
Equity-based compensation, net	9,388	—	439	—	—	439	—	439
Other comprehensive income	—	—	—	1,495	—	1,495	—	1,495
Balance, June 30, 2022	56,635,038	$57	$1,145,987	$5,851	$(95,562)	$1,056,333	$1,394	$1,057,727

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Parent Investment	Total Parent Company Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	—	$—	$—	$—	$—	$497,118	$497,118	$—	$497,118
Net income	—	—	—	—	—	4,551	4,551	—	4,551
Distributions to parent company, net	—	—	—	—	—	(14,122)	(14,122)	—	(14,122)
Balance, March 31, 2021	—	$—	$—	$—	$—	$487,547	$487,547	$—	$487,547
Net income	—	—	—	—	—	4,296	4,296	—	4,296
Contributions from parent company, net	—	—	—	—	—	3,746	3,746	—	3,746
Balance, June 30, 2021	—	$—	$—	$—	$—	$495,589	$495,589	$—	$495,589

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(25,452)	$8,847
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,181	11,943
Non-cash revenue adjustments	(1,830)	(471)
Amortization of net premiums on mortgages payable	—	(41)
Impairments	9,360	—
Loss on extinguishment of debt, net	468	—
Amortization of deferred financing costs	2,228	—
Equity-based compensation	709	—
Equity in income of unconsolidated joint venture	95	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(3,535)	(166)
Accounts payable, accrued expenses and other liabilities, net	1,570	1,236
Net cash provided by operating activities	51,794	21,348
Cash flows from investing activities:
Capital expenditures and leasing costs	(3,429)	(77)
Proceeds from disposition of real estate	3,496	—
Return of investment from unconsolidated joint venture	1,217	—
Net cash provided by (used in) investing activities	1,284	(77)
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	(355,026)	—
Proceeds from mortgages payable	355,000	—
Payments on mortgages payable	—	(14,279)
Proceeds from credit facility revolver	70,000	—
Repayments of credit facility revolver	(89,000)	—
Distributions paid	(5,663)	—
Distributions to parent company, net	—	(10,376)
Payments of deferred financing costs	(3,096)	—
Other financing activities	(46)	—
Net cash used in financing activities	(27,831)	(24,655)
Net change in cash and cash equivalents and restricted cash	25,247	(3,384)

Cash and cash equivalents and restricted cash, beginning of period	29,318	3,915
Cash and cash equivalents and restricted cash, end of period	$54,565	$531

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$29,318	$—
Restricted cash at beginning of period	—	3,915
Cash and cash equivalents and restricted cash at the beginning of the period	$29,318	$3,915

Cash and cash equivalents at end of period	$19,300	$—
Restricted cash at the end of the period	35,265	531
Cash and cash equivalents and restricted cash at the end of the period	$54,565	$531

The accompanying notes are an integral part of this statement.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and was capitalized on July 15, 2021.
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP (the “Separation and Distribution Agreement”), Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Approximately $595.0 million was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. In connection with the Separation and the Distribution, the Company entered into certain agreements with Realty Income to govern the ongoing relationships between the Company and Realty Income and to provide mechanisms for an orderly transition to the Company’s status as an independent, publicly traded company, including the Separation and Distribution Agreement and a transition services agreement to provide certain administrative and other services between the parties for a limited time. Following the Distribution, the Company became independent and publicly traded and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021.
The Company’s common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
At June 30, 2022, the Company owned and operated 91 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.4 million leasable square feet located within 29 states and Puerto Rico. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners. As of June 30, 2022, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
Principles of Consolidation and Combination and Basis of Presentation
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the three and six months ended June 30, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three and six months ended June 30, 2022, the consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
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
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2022, the Company did not record a general allowance or any reductions to rental revenue for amounts not probable of collection.
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
June 30, 2022 (Unaudited)
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases. During the three and six months ended June 30, 2022, the Company recognized $0.9 million of lease termination income. During the three and six months ended June 30, 2021, the Company did not recognize any lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to its unconsolidated joint venture entity in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. No such fee income was earned for the three and six months ended June 30, 2021.
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
Restricted cash
The Company had $35.3 million in restricted cash as of June 30, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company did not have any restricted cash balances as of December 31, 2021. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended June 30, 2022, the Company had no acquisitions. During the six months ended June 30, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of June 30, 2022. During the three and six months ended June 30, 2021, the Company had no acquisitions.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

Property Dispositions and Real Estate Assets Held for Sale
During the three and six months ended June 30, 2022, the Company disposed of one property for an aggregate gross sales price of $3.7 million. The Company recorded a loss of $1.1 million related to the disposition, which is included in impairments in the accompanying consolidated and combined statements of operations. During the three and six months ended June 30, 2021, the Company had no dispositions.
During the three and six months ended June 30, 2022, there were two properties classified as held for sale with a carrying value of $9.4 million, included in real estate assets held for sale, net, primarily comprised of land of $2.0 million and building, fixtures and improvements, net of $7.4 million, in the accompanying consolidated balance sheets, and which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. The Company recorded a loss of $5.2 million related to held for sale properties, which is included in impairments in the accompanying consolidated and combined statements of operations.
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	June 30, 2022	December 31, 2021
Intangible lease assets:
In-place leases, net of accumulated amortization of $113,602 and $65,247, respectively	5.0	$223,234	$272,743
Leasing commissions, net of accumulated amortization of $955 and $456, respectively	12.7	12,065	10,349
Above-market lease assets, net of accumulated amortization of $8,831 and $6,239, respectively	5.2	12,423	15,015
Total intangible lease assets, net		$247,722	$298,107

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $17,687 and $14,459, respectively	7.8	$17,381	$20,609
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $24.6 million and $49.8 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.2 million for the three and six months ended June 30, 2021, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2022 (amounts in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027
In-place leases:
Total projected to be included in amortization expense	$45,163	$73,846	$49,213	$21,652	$15,499	$7,441
Leasing commissions:
Total projected to be included in amortization expense	$577	$1,153	$1,110	$1,042	$1,042	$1,039
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	$2,578	$4,791	$2,998	$860	$682	$237
Below-market lease liabilities:
Total projected to be added to rental revenue	$3,216	$6,091	$3,786	$1,036	$817	$655
Investment in Unconsolidated Entity
The following is a summary of the Company’s investment in one unconsolidated entity, the Arch Street Joint Venture, as of June 30, 2022 and for the six months ended June 30, 2022 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income (Loss)
					Six Months Ended (2)
Investment	June 30, 2022		June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
Arch Street Joint Venture (3) (4)	20%	6	$17,283	18,631	$(95)	—
____________________________________
(1)The Company’s ownership interest reflects its legal ownership interest. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in the joint venture agreement regarding capital contributions, distributions of cash flow based on capital account balances and allocations of profits and losses. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the Mergers, and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in income reflects operations following the Merger Effective Time.
(3)During the six months ended June 30, 2022, the Arch Street Joint Venture did not acquire any properties.
(4)The total carrying amount of the Company’s investment in the unconsolidated joint venture was greater than the underlying equity in net assets by $1.4 million as of June 30, 2022. This difference is related to a step up in the fair value of the investment in the unconsolidated joint venture in connection with the Mergers. The step up in fair value was allocated to the Company’s investment in the unconsolidated joint venture and is being amortized in accordance with the Company’s depreciation policy.
Note 4 – Receivables and Other Assets:

Accounts receivable, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$16,289	$10,194
Straight-line rent receivable, net	9,442	7,722
Total	$25,731	$17,916

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
Other assets, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Restricted cash	$35,265	$—
Right-of-use assets, net (2)	25,796	30,958
Investment in unconsolidated entity	17,283	18,631
Deferred costs, net (1)	5,166	6,246
Prepaid expenses	1,424	3,730
Other assets, net	6,274	936
Total	$91,208	$60,501
_______________________________________________
(1)Amortization expense for deferred costs related to the revolving credit facility totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, as compared to no deferred costs for the three and six months ended June 30, 2021. Accumulated amortization for deferred costs related to the revolving credit facility was $1.4 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Amortization expense for below market right-of-use asset was less than $0.1 million for the three and six months ended June 30, 2022. There was no amortization expense for below market right-of-use asset for the three and six months ended June 30, 2021. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $9.8 million, and a below-market right-of-use asset of $7.1 million, net of $0.1 million in accumulated amortization as of June 30, 2022. Includes right-of-use finance leases of $13.8 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset of $7.1 million, net of less than $0.1 million in accumulated amortization as of December 31, 2021.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Assets:
Derivative assets	$—	$5,851	$—	$5,851

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Derivative assets	$—	$299	$—	$299
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
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
As part of the Company’s impairment review procedures, net real estate assets representing six properties were deemed to be impaired resulting in impairment charges of $9.4 million during the six months ended June 30, 2022, that relate to adjustments to expected sales prices for certain non-core assets which have been identified by management for potential sale.
There were no impairment charges recorded during the six months ended June 30, 2021.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

Six Months Ended June 30,
2022
Number of properties	6

Carrying value of impaired properties	$31,319
Provisions for impairment	(9,360)
Estimated fair value	$21,959

The Company estimates fair values using Level 2 and Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and/or recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the quarter ended June 30, 2022, the fair value measurement for its impaired properties was determined by applying a sales price based on market data.
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2022	Fair Value at June 30, 2022	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Liabilities (1):
Bridge facility	2	—	—	$355,000	$355,000
Mortgages payable	2	355,000	346,826	—	—
Credit facility term loan	2	175,000	175,000	175,000	175,000
Credit facility revolver	2	71,000	71,000	90,000	90,000
Total		$601,000	$592,826	$620,000	$620,000
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
Note 6 – Debt, Net
As of June 30, 2022, the Company had $596.0 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.4 years and a weighted-average interest rate of 4.34%. The following table summarizes the carrying value of debt as of June 30, 2022 and December 31, 2021, and the debt activity for the six months ended June 30, 2022 (in thousands):

		Six Months Ended June 30, 2022
	Balance as of December 31, 2021	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2022
Mortgages payable:
Outstanding balance	$—	$355,000	$—	$—	$355,000
Deferred costs	—	(3,446)	—	266	(3,180)
Mortgages payable, net	—	351,554	—	266	351,820

Bridge facility:
Outstanding balance	355,000	—	(355,000)	—	—
Deferred costs	(643)	—	442	201	—
Bridge facility, net	354,357	—	(354,558)	201	—

Credit facility term loan:
Outstanding balance	175,000	—	—	—	175,000
Deferred costs	(2,510)	(36)	—	679	(1,867)
Credit facility term loan, net	172,490	(36)	—	679	173,133

Credit facility revolver:
Outstanding balance	90,000	70,000	(89,000)	—	71,000
Credit facility revolver, net	90,000	70,000	(89,000)	—	71,000

Total debt	$616,847	$421,518	$(443,558)	$1,146	$595,953
Credit Agreement
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425 million senior revolving credit facility (the “Revolving Facility”), including a $25 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. As of June 30, 2022, the Company had borrowed and outstanding $71.0 million under the Revolving Facility and had $354.0 million of availability under the Revolving Facility, and no borrowings were outstanding under the Bridge Facility.
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
June 30, 2022 (Unaudited)
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
As of June 30, 2022, Orion OP was in compliance with these financial covenants.
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
June 30, 2022 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2022, the Company was in compliance with these financial covenants.
The Mortgage Borrowers and the Company also provided a customary environmental indemnity agreement, pursuant to which the Mortgage Borrowers and the Company agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities relating to the Mortgaged Properties.
The CMBS Loan Agreement includes customary representations, warranties and covenants of the Mortgage Borrowers and the Company. The CMBS Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the Mortgage Borrowers to be immediately due and payable and foreclose on the Mortgaged Properties.
The Company’s mortgages payable consisted of the following as of June 30, 2022 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$480,536	$355,000	4.97%	4.6
_______________________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the unconsolidated joint venture of $136.7 million.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of June 30, 2022 and December 31, 2021, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were effective on December 1, 2021 and mature on November 12, 2023. The interest rate swap agreements were entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$5,851	$299
During the three and six months ended June 30, 2022, the Company recorded unrealized gains of $1.5 million and $5.3 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. There were no similar amounts recorded during the three and six months ended June 30, 2021, as the interest rate swap agreement did not exist during such periods.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
During the three and six months ended June 30, 2022, the Company reclassified previous gains of less than $0.1 million and previous losses of $0.2 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. There were no similar amounts recorded during the three and six months ended June 30, 2021.
During the next twelve months, the Company estimates that an additional $4.2 million will be reclassified from other comprehensive income as a decrease to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of June 30, 2022 and December 31, 2021, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022	$5,851	$—	$—	$5,851	$—	$—	$—	$5,851
December 31, 2021	$299	$—	$—	$299	$—	$—	$—	$299
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$11,880	$846
Cash paid for income taxes	$528	$—
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$1,382	$—
Distributions declared and unpaid	$5,663	$—
Land acquired upon finance lease termination	$4,707	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued real estate and other taxes	$9,194	$10,322
Accrued other	4,317	4,159
Accrued interest	1,764	1,093
Accounts payable	1,580	1,805
Total	$16,855	$17,379

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
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
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any such legal proceedings will have a material adverse effect upon its consolidated and combined position or results of operations.
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
Note 11 – Leases
Lessor
As of June 30, 2022, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 to 15.8 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR).
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter as of June 30, 2022 (in thousands).

Future Minimum Base Rent Payments
July 1, 2022 - December 31, 2022	$75,579
2023	134,731
2024	103,756
2025	65,905
2026	62,719
2027	43,254
Thereafter	160,315
Total	$646,259
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of June 30, 2022, the Company’s operating leases had remaining lease terms ranging from 0.4 years to 62.5 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.18% as of June 30, 2022. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and less than $0.1 million for each of the three and six months ended June 30, 2021. No cash paid for operating lease liabilities was capitalized.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of June 30, 2022 (in thousands).

Future Minimum Lease Payments
July 1, 2022 - December 31, 2022	491
2023	778
2024	453
2025	442
2026	442
2027	445
Thereafter	12,939
Total	15,990
Less: imputed interest	6,094
Total	$9,896

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
On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022, which was paid on July 15, 2022, to stockholders of record as of June 30, 2022. On March 22, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the first quarter of 2022, which was paid on April 15, 2022, to stockholders of record as of March 31, 2022.
Stock Warrants
On November 12, 2021, in connection with the Distribution, Orion OP entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of the Arch Street Joint Venture, by and between Orion OP and OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
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

During the three and six months ended June 30, 2022, the Company granted Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units to certain officers and employees of the Company. The fair value of the Time-Based Restricted Stock Units granted to non-executive directors and employees under the Equity Plan is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based Restricted Stock Units granted to employees under the Equity Plan is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based Restricted Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of June 30, 2022, the Company determined that the likelihood of achieving the performance metrics was improbable and recognized no compensation expense related to the Metrics-Based Restricted Stock Units.

Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units for the three and six months ended June 30, 2022, was $0.3 million and $0.5 million, respectively. As of June 30, 2022, total unrecognized compensation expense related to Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units was approximately $3.0 million, with an aggregate weighted-average remaining term of 2.4 years.

The Company is also required under GAAP to recognize equity-based compensation expense for awards to its employees of Realty Income time-based restricted stock units and stock options granted in connection with the Mergers. Equity-based compensation expense for the three and six months ended June 30, 2022, related to such Realty Income equity-based compensation awards, was $0.1 million and $0.2 million, respectively. As of June 30, 2022, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.4 million, with an aggregate weighted-average remaining term of 1.4 years.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three months ended June 30, 2022 and June 30, 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(15,570)	$4,296	$(25,452)	$8,847
(Income) loss attributable to non-controlling interests	(1)	—	(25)	—
Net (loss) income available to common stockholders used in basic and diluted net income per share	(15,571)	4,296	(25,477)	8,847

Weighted average number of Common Stock outstanding - basic	56,629,467	56,625,650	56,627,569	56,625,650
Effect of dilutive securities (1)	—	—	—	—
Weighted average number of common shares - diluted	56,629,467	56,625,650	56,627,569	56,625,650

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.27)	$0.08	$(0.45)	$0.16
_______________________________________________
(1)As of June 30, 2021, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
The following were excluded from diluted net (loss) income per share attributable to common stockholders, as the effect would have been antidilutive:

	Six Months Ended June 30,
	2022	2021
Weighted average unvested Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units (1)	—	—
Weighted average stock warrants	1,120,000	—
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Distributions
On August 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2022, payable on October 17, 2022, to stockholders of record as of September 30, 2022.
Dispositions
During July 2022, we closed on the sale of one additional non-core office property for net proceeds of approximately $5.7 million.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Rental revenue (including reimbursable)	$41,111	$80,894
Fee income from unconsolidated joint venture	301	440
Total revenues	41,412	81,334
Operating expenses:
Property operating (including reimbursable)	10,924	20,814
General and administrative	1,911	3,575
Depreciation and amortization	14,487	29,444
Impairments	445	21,624
Total operating expenses	27,767	75,457
Other (expenses) income:
Other income, net	47	52
Interest expense	(1,784)	(3,816)
Gain (loss) on extinguishment of debt, net	37	(80)
Equity in income of unconsolidated joint venture	208	410
Total other expenses, net	(1,492)	(3,434)
Income before taxes	12,153	2,443
Provision for income taxes	(157)	(313)
Net income	11,996	2,130
Net loss attributable to non-controlling interest	29	31
Net income attributable to VEREIT Office Assets	$12,025	$2,161

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY
(In thousands) (Unaudited)

Total Equity
Balance, January 1, 2021	$1,161,434
Contributions, net	18,927
Net loss	(9,866)
Balance, March 31, 2021	$1,170,495
Distributions, net	(4,395)
Net income	11,996
Balance, June 30, 2021	$1,178,096

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (Unaudited)

Six Months Ended June 30,
2021
Cash flows from operating activities:
Net income	$2,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,421
Impairments	21,624
Loss on extinguishment of debt, net	80
Equity in income of unconsolidated joint venture	(410)
Distributions from unconsolidated joint venture	410
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	1,318
Accounts payable and accrued expenses	(4,265)
Deferred rent, operating lease and other liabilities	481
Net cash provided by operating activities	50,789
Cash flows from investing activities:
Capital expenditures and leasing costs	(3,956)
Real estate developments	(27)
Investments in unconsolidated joint venture	(2,180)
Return of investment from unconsolidated joint venture	649
Proceeds from the settlement of property-related insurance claims	70
Net cash used in investing activities	(5,444)
Cash flows from financing activities:
Payments on mortgage notes payable	(59,513)
Refunds of deferred financing costs	280
Net contributions from parent	14,532
Net cash used in financing activities	(44,701)
Net change in cash and cash equivalents and restricted cash	644

Cash and cash equivalents and restricted cash, beginning of period	3,414
Cash and cash equivalents and restricted cash, end of period	$4,058

Supplemental disclosures:
Cash paid for interest	$4,207
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$(386)
The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Organization
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to Orion Office REIT Inc. (the “Company”) and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, Orion operates as a separate, publicly-traded company and intends to qualify and elect to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021. VEREIT Office Assets includes the combined accounts related to certain of the office properties of VEREIT, historically operated through subsidiaries of VEREIT, and contains certain corporate costs.
As of June 30, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, including one property owned by a consolidated joint venture, totaling approximately 7.6 million leasable square feet located in 25 states in the United States and Puerto Rico, and an investment in one unconsolidated joint venture that owned five office properties totaling approximately 0.8 million leasable square feet located within five states.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated statements of operations. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These combined and consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements of VEREIT Office Assets and notes thereto as of and for the ten months ended October 31, 2021, included in the Form 10-K for Orion Office REIT Inc. filed on March 24, 2022. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and GAAP.
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
June 30, 2021 (Unaudited) - (Continued)

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
These combined and consolidated financial statements were derived from the books and records of VEREIT and were carved out from VEREIT at a carrying value reflective of historical cost in such VEREIT records. VEREIT Office Assets’ historical financial results reflect charges for certain corporate costs and, we believe such charges are reasonable. Costs of the services that were charged to VEREIT Office Assets were based on either actual costs incurred or a proportion of costs estimated to be applicable to this entity, based on VEREIT Office Assets’ pro rata share of VEREIT’s annualized rental income. Annualized rental income is rental revenue on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any adjustments to rental income due to changes in the collectability assessment, contingent rent, such as percentage rent, and operating expense reimbursements. The historical combined and consolidated financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if there had been an independent, stand-alone public company during the periods presented or of the Company’s future performance as an independent, stand-alone company.
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
Investment in Unconsolidated Joint Venture
As of June 30, 2021, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned five properties with total real estate investments, at cost, of $196.0 million and total debt outstanding of $118.4 million, which was non-recourse to VEREIT Office Assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)

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
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments were identified during the three and six months ended June 30, 2021.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the three and six months ended June 30, 2021. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of June 30, 2021, restricted cash included $2.7 million in lender reserves. Reserves relate to lease expirations, as well as maintenance, structural and debt service reserves.
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
June 30, 2021 (Unaudited) - (Continued)

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
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions are assessed to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but a guarantee is obtained for the value of the asset from a third party, the lease is classified as a direct financing lease. All other leases are classified as operating leases. As of June 30, 2021, no leases were classified as sales-type or direct financing leases.
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
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continues to evolve. Federal, state, and local authorities have responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants has almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there have been no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the three and six months ended June 30, 2021, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)

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
Income Taxes
As of June 30, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it distributed to its stockholders so long as it distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision has been made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During the three and six months ended June 30, 2021, VEREIT Office Assets recognized state and local income and franchise tax expense of $0.2 million and $0.3 million, respectively. Amounts are included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the three and six months ended June 30, 2021. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of June 30, 2021, VEREIT Office Assets had no material uncertain income tax positions.
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
Note 2 – Real Estate Investments and Related Intangibles
Property Acquisitions/Dispositions
There were no property acquisitions or dispositions during the six months ended June 30, 2021.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)

Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of June 30, 2021. As of June 30, 2021, the consolidated joint venture had total assets of $32.5 million, of which $28.3 million were real estate investments, net of accumulated depreciation and amortization. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $14.9 million as of June 30, 2021. The joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner must obtain VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of VEREIT management’s quarterly impairment review procedures, net real estate assets representing two properties of VEREIT Office Assets were deemed to be impaired resulting in impairment charges of $0.4 million and $21.6 million during the three and six months ended June 30, 2021, respectively. The impairment charges related to properties that VEREIT management identified for potential sale or were determined, based on discussions with the current tenants, would not be re-leased by the tenant and VEREIT management believed the properties would not be leased to another tenant at a rental rate that supported the book value.
VEREIT estimated fair values using Level 3 inputs and used a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment required VEREIT’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of VEREIT Office Assets’ tenants. For VEREIT’s impairment tests for the real estate assets during the six months ended June 30, 2021, VEREIT used a discount rate of 8.6% and a capitalization rate of 8.1%.
Note 3 – Commitments and Contingencies
Litigation
VEREIT Office Assets is party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. VEREIT Office Assets does not believe that any of these outstanding claims against it will have a material adverse effect upon its consolidated financial position or results of operations.
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
Note 4 – Leases
Lessor
As of June 30, 2021, VEREIT Office Assets’ operating leases had non-cancelable lease terms ranging from 0.2 years to 11.9 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR). VEREIT Office Assets believes the residual value risk is not a primary risk because of the long-lived nature of the assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)

The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Fixed:
Cash rent	$32,278	$64,424
Straight-line rent	(694)	(1,459)
Lease intangible amortization	(51)	(82)
Property operating cost reimbursements	973	1,921
Total fixed	32,506	64,804

Variable (1)	8,605	16,090
Total rental revenue	$41,111	$80,894
____________________________________
(1)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent.
Lessee
VEREIT Office Assets is the lessee under one ground lease arrangement, which meets the criteria of an operating lease. As of June 30, 2021, VEREIT Office Assets’ lease has a remaining lease term of 36.1 years, which includes options to extend. Under the ground lease arrangement, VEREIT Office Assets pays variable costs, including property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of June 30, 2021. As VEREIT Office Assets’ lease does not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively. No cash paid for operating lease liabilities was capitalized.
Note 5 – Subsequent Events
VEREIT Office Assets evaluated subsequent events through August 3, 2022 and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
Debt
Subsequent to June 30, 2021, each of the outstanding mortgage notes of VEREIT Office Assets were repaid in full by VEREIT on behalf of VEREIT Office Assets.
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
•the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes, capital expenditures and repair and maintenance costs, may rise;
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
•the risk of tenants defaulting on their lease obligations, which is heightened due to our focus on single tenant properties;
•our ability to renew leases with existing tenants or re-let vacant space to new tenants on favorable terms or at all;
•the cost of rent concessions, tenant improvement allowances and leasing commissions;
•the potential for termination of existing leases pursuant to tenant termination rights;
•the amount, growth and relative inelasticity of our expenses;
•risks associated with the ownership and development of real property;

•risks accompanying the management of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest;
•our ability to close pending real estate transactions, which may be subject to conditions that are outside of our control;
•risks associated with acquisitions, including the integration of the office portfolios of Realty Income Corporation (“Realty Income”) and VEREIT, Inc. (“VEREIT”) into Orion;
•Realty Income’s inability or failure to perform under the various transaction agreements effecting the Separation (as defined below) and the Distribution (as defined below);
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of June 30, 2022, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners. Annualized base rent is not indicative of future performance.
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
The Company has 91 office properties with an aggregate of 10.4 million leasable square feet located in 29 states and Puerto Rico, with an occupancy rate of 86.4% and a weighted-average remaining lease term of 4.0 years as of June 30, 2022. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, we owned an aggregate of 10.5 million leasable square feet with an occupancy rate of 86.7% and a weighted-average remaining lease term of 4.1 years as of June 30, 2022.
Merger with Realty Income
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP (the “Separation and Distribution Agreement”), Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and intend to qualify and elect to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2021.
On November 12, 2021, in connection with the Distribution, Orion OP also entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of the Arch Street Joint Venture, by and between Orion OP and OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. As of June 30, 2022, the market value of our common stock held by non-affiliates was less than $700 million, and therefore, we anticipate remaining an “emerging growth company” for fiscal year 2022.
Basis of Presentation
The Company’s consolidated and combined financial statements include the accounts of the Realty Income Office Assets presented on a combined basis for the three and six months ended June 30, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three and six months ended June 30, 2022, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets.

The historical combined and consolidated financial results for the VEREIT Office Assets include the accounts of the VEREIT Office Assets on a combined basis as the ownership interests were under common control and ownership of VEREIT. These combined financial results were derived from the books and records of and carved out from VEREIT.
The combined and consolidated financial statements of the VEREIT Office Assets reflect charges for certain corporate costs, and we believe such charges are reasonable. Costs of the services that were charged to the VEREIT Office Assets were based on either actual costs incurred by each business or a proportion of costs estimated to be applicable to each business, based on VEREIT Office Assets’ pro-rata share of annualized base rent. The historical combined financial information presented does not necessarily include all of the expenses that would have been incurred had VEREIT Office Assets been operating as a separate, standalone company. Such historical combined and consolidated financial information may not be indicative of the results of operations, financial position or cash flows that would have been obtained if the VEREIT Office Assets had been an independent, standalone public company during the periods presented or of the future performance of the Company as an independent, standalone company.

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
Critical Accounting Estimates
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

Significant Transactions Summary

Activity through June 30, 2022
Real Estate Operations
•During the three months ended June 30, 2022, we closed on the sale of one non-core office property for net proceeds of approximately $3.5 million. During July 2022, we closed on the sale of one additional non-core office property for net proceeds of approximately $5.7 million. As of August 3, 2022, we had pending agreements to dispose of an additional six non-core office properties for a total sale price of $18.9 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the six months ended June 30, 2022, we have renewed a total of 344,000 square feet of office space across five different properties. We also entered into a lease expansion with an existing tenant at one office property covering 41,000 square feet. During the six months ended June 30, 2022, five leases expired comprising a total of approximately 582,000 leasable square feet. As of June 30, 2022, the Company had a total of 11 vacant properties.
Debt
•We refinanced the $355.0 million Bridge Facility on February 10, 2022 with a $355.0 million CMBS Loan at a fixed rate of 4.971%. The CMBS Loan matures on February 11, 2027.
•As of June 30, 2022, we had $354.0 million of borrowing capacity under the Revolving Facility.
Equity
•We declared quarterly dividends of $0.10 per share for each of the first and second quarters of 2022. The dividends were paid on April 15, 2022 and July 15, 2022.

Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of June 30, 2022, including our pro rata share of the applicable statistics of the properties owned by our unconsolidated joint venture:

2022
Portfolio Metrics
Operating properties	91
Unconsolidated joint venture properties	6
Rentable square feet (in thousands) (1)	10,541
Occupancy rate (2)	86.7%
Investment-grade tenants (3)	67.3%
Weighted-average remaining lease term (in years)	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the unconsolidated joint venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rental income of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the unconsolidated joint venture, as of June 30, 2022. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Financial Metrics
Total revenues	$52,849	$106,055
Net (loss) income	$(15,570)	$(25,452)
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.27)	$(0.45)
FFO attributable to common stockholders (1)	$26,459	$52,953
FFO attributable to common stockholders per diluted share (1)	$0.47	$0.94

Core FFO attributable to common stockholders (1)	$26,808	$54,589
Core FFO attributable to common stockholders per diluted share (1)	$0.47	$0.96
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the period ended June 30, 2022 and the accounts of Realty Income Office Assets for the period ended June 30, 2021.
Comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021 (dollars in thousands)
The Company’s portfolio size significantly increased as a result of the Mergers, which contributed to an increase in revenues and expenses when comparing the three and six months ended June 30, 2022 to the same periods in 2021. At June 30,

2022, we had 91 office properties with an aggregate of 10.4 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at June 30, 2021.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Rental	$52,659	$12,587	$40,072	$105,676	$25,615	$80,061
Fee income from unconsolidated joint venture	190	—	190	$379	$—	379
Total revenues	$52,849	$12,587	$40,262	$106,055	$25,615	$80,440
Rental
The increases in rental revenue of $40.1 million and $80.1 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to the increase in our overall portfolio size resulting from the closing of the Mergers. Including the rental revenue from the VEREIT Office Assets for the three and six months ended June 30, 2021, rental revenue decreased by $1.0 million and $0.8 million, respectively, as compared to the same periods in 2021, primarily due to our lower occupancy rate. Including VEREIT Office Assets, our portfolio occupancy rate would have been 94.4% as of June 30, 2021, and our portfolio occupancy rate was 86.7% as of June 30, 2022.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Company’s unconsolidated joint venture. The increase of $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, was due to fees earned from the Arch Street Joint Venture, including property and asset management fees. Fee income from unconsolidated joint venture from the VEREIT Office Assets for the three and six months ended June 30, 2021 was $0.3 million and $0.4 million, respectively, due to fees earned from the Arch Street Joint Venture, including property and asset management fees.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Property operating	15,156	1,483	13,673	30,470	2,951	27,519
General and administrative	3,291	515	2,776	6,808	1,071	5,737
Depreciation and amortization	33,828	5,955	27,873	68,181	11,943	56,238
Impairments	7,758	—	7,758	9,360	—	9,360
Acquisition-related	141	—	141	204	—	204
Transaction costs	208	—	208	964	—	964
Total operating expenses	$60,382	$7,953	$52,429	$115,987	$15,965	$100,022

Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increases in property operating expenses of $13.7 million and $27.5 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 were primarily attributable to the increase in our portfolio size. Including the property operating expenses from the VEREIT Office Assets for the three and six months ended June 30, 2021, property operating expenses increased $2.7 million and $6.7 million, respectively, primarily due to expenses for insurance, property owners association, electricity and HVAC repairs and non-reimbursable expenses due to vacancies.
General and Administrative Expenses
General and administrative expenses increased $2.8 million and $5.7 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, which was primarily due to actual costs recorded during the three and six months ended June 30, 2022 following the Distribution and the Company’s commencement of operations as a standalone business, as compared with an allocation of amounts for the three and six months ended June 30, 2021. Including the general and administrative expenses from the VEREIT Office Assets for the three and six months ended June 30, 2021, general and administrative expenses increased $0.9 million and $2.2 million, respectively. General and administrative expenses for Realty Income Office Assets and VEREIT Office Assets for the three and six months ended June 30, 2021 are primarily an allocation from Realty Income and VEREIT general and administrative expenses, and therefore, do not reflect the full general and administrative expenses of an independent, separate public company.
Depreciation and Amortization Expenses
The increases in depreciation and amortization expenses of $27.9 million and $56.2 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to the increase in our portfolio size. Including the depreciation and amortization expenses from the VEREIT Office Assets for the three and six months ended June 30, 2021, depreciation and amortization expenses increased $13.4 million and $26.8 million, respectively, primarily due to the fair valuation of the VEREIT Office Assets as a result of the Mergers.
Impairments

Impairments of $7.8 million and $9.4 million were recorded during the three and six months ended June 30, 2022 as compared to no impairments during the same periods in 2021. As part of the consummation of the Distribution, the Company’s portfolio became subject to new management which identified certain non-core assets for potential sale. Based on management’s estimates or, in certain circumstances, the negotiated price under a definitive agreement to sell the asset, the carrying value of certain assets was determined to be unrecoverable, resulting in the recognition of impairment losses during the applicable period. Approximately $7.5 million of the impairments recognized during the three and six months ended June 30, 2022 related to entering into contracts to dispose of the applicable properties and are based on the contract sales price. Impairments for the VEREIT Office Assets for the three and six months ended June 30, 2021 were $0.4 million and $21.6 million, respectively, due to two real estate assets that were deemed to be impaired.
Acquisition-Related Expenses
During the three and six months ended June 30, 2022, the Company incurred $0.1 million and $0.2 million, respectively, of acquisition-related expenses, which primarily consist of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated. No such costs were incurred during the same periods in 2021.
Transaction Costs
During the three and six months ended June 30, 2022, the Company incurred $0.2 million and $1.0 million, respectively, of transaction costs, which primarily consist of legal and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities. No such costs were incurred during the same period in 2021.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Interest expense, net	$(7,867)	$(338)	$7,529	$(14,714)	$(803)	$13,911
Loss on extinguishment of debt, net	$—	$—	$—	$(468)	$—	$468
Equity in income (loss) of unconsolidated joint venture	$(54)	$—	$54	$(95)	$—	$95
Other income, net	$48	$—	$(48)	$87	$—	$(87)
Provision for income taxes	$(164)	$—	$164	$(330)	$—	$330
Interest Expense, net
The increases in interest expense of $7.5 million and $13.9 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to an increase in debt outstanding from $22.7 million as of June 30, 2021 to $596.0 million as of June 30, 2022, as discussed in Note 6 – Debt, Net. Including the interest expense from the VEREIT Office Assets for the three and six months ended June 30, 2021, interest expense increased $5.7 million and $10.1 million primarily due to the increase in debt outstanding in connection with the capitalization of the Company.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net was $0.5 million during the six months ended June 30, 2022, as compared to no loss on extinguishment of debt in the same period in 2021. The loss relates to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as discussed in Note 6 – Debt, Net. Loss on extinguishment of debt, net for the VEREIT Office Assets was less than $0.1 million for both the three and six months ended June 30, 2021, which primarily related to the write off of deferred financing costs due to the early extinguishment of mortgage notes payable.
Equity in income (loss) of unconsolidated joint venture
Equity in income (loss) of the unconsolidated joint venture was a loss of $0.1 million during both the three and six months ended June 30, 2022, respectively, as compared to no equity in income (loss) of the unconsolidated joint venture for the same period in 2021, which relates to the Company’s investment in one unconsolidated joint venture, which interest was transferred to the Company in connection with the Separation and Distribution. Including the equity in income (loss) of unconsolidated joint venture from the VEREIT Office Assets for the three and six months ended June 30, 2021, income decreased $0.3 million and $0.5 million, respectively, primarily related to amortization of the step up in basis of the investment as a result of the Mergers.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The increase to $0.2 million and $0.3 million during the three and six months ended June 30, 2022, as compared to no provision for income taxes prior to the time the Company became an independent, separate public company. The provisions for income taxes for the VEREIT Office Assets for the three and six months ended June 30, 2021 were $0.2 million and $0.3 million, respectively.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as acquisition-related expenses, transaction costs and gains or losses on extinguishment of swaps and/or debt. We believe that FFO and Core FFO allow for a comparison of the performance of our operations with other publicly-traded REITs, as FFO and Core FFO, or equivalent measures, are routinely reported by publicly-traded REITs, each adjust for items that we believe do not reflect the ongoing operating performance of our business and we believe are often used by analysts and investors for comparison purposes.
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
The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the closest GAAP financial measure, for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(15,571)	$4,296	$(25,477)	$8,847
Depreciation and amortization of real estate assets	33,811	5,955	68,148	11,943
Impairment of real estate	7,758	—	9,360	—
Proportionate share of adjustments for unconsolidated entity (1)	461	—	922	—
FFO attributable to common stockholders (1)	$26,459	$10,251	$52,953	$20,790
Acquisition-related expenses	141	—	204	—
Transaction costs (2)	208	—	964	—
Loss (gain) on extinguishment and forgiveness of debt, net	—	—	468	—
Core FFO attributable to common stockholders (1)	$26,808	$10,251	$54,589	$20,790
(1) During the three months ended June 30, 2022, the Company identified an inadvertent error in its calculation of the line item “Proportionate share of adjustments for unconsolidated entity” resulting in a $219,000 overstatement of the amount previously reported in this line item for the three months ended March 31, 2022 and a $117,000 overstatement of the amount previously reported in this line item for the year ended December 31, 2021. These errors have been corrected, and the applicable amounts reported herein for the six months ended June 30, 2022 reflect such correction. The applicable amounts reported in future filings will also reflect such correction.
(2) Transaction costs primarily consist of attorney fees and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay principal and interest on our debt; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of June 30, 2022, we had $19.3 million of cash and cash equivalents and $354.0 million of borrowing capacity under the Revolving Facility.

Our principal liquidity needs beyond the next twelve months are to: (i) repay or refinance debt at or prior to maturity; (ii) fund capital expenditures and leasing costs at properties we own; and (iii) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, issuances of equity securities, and/or proceeds from the sale of assets. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary and Obligations
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425.0 million Revolving Facility, including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million Term Loan Facility with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
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
As of June 30, 2022, the Company had approximately $601.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan, a $175.0 million Term Loan Facility and $71.0 million outstanding under a $425.0 million Revolving Facility. During the three months ended June 30, 2022, as part of its normal cash management strategy, the Company repaid $20.0 million of borrowings under the Revolving Facility. In addition, the Company’s pro rata share of the mortgage notes of the unconsolidated joint venture was $27.3 million as of June 30, 2022.
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

Revolver/Term Loan Facility Covenants
The Revolver/Term Loan Facilities require that Orion OP comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Revolver/Term Loan Facilities require that Orion OP satisfy certain financial covenants. The following is a summary of key financial covenants for the Company’s Revolver/Term Loan Facilities and the Company’s compliance therewith, as calculated per the terms of the Revolver/Term Loan Credit Agreement. These calculations, which are not based on GAAP measurements, are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Credit Facility Key Covenants	Required	June 30, 2022
Ratio of total indebtedness to total asset value	≤ 60%	32.5%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.89x
Ratio of secured indebtedness to total asset value	≤ 45%	19.7%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	18.1%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	11.36x
As of June 30, 2022, Orion OP was in compliance with these financial covenants.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2022, the Company was in compliance with these financial covenants.
The Mortgage Borrowers and the Company also provided a customary environmental indemnity agreement, pursuant to which the Mortgage Borrowers and the Company agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities relating to the Mortgaged Properties.
The CMBS Loan Agreement includes customary representations, warranties and covenants of the Mortgage Borrowers and the Company. The CMBS Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the Mortgage Borrowers to be immediately due and payable and foreclose on the Mortgaged Properties.
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
See the section “Dividends” below for disclosure with regard to the Company’s dividend policy.
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

Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we, on behalf of ourselves and our affiliates, agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement will expire upon the earlier of (1) the third anniversary of its execution, (2) the date on which the Arch Street Joint Venture is terminated or (3) the date on which the Arch Street Joint Venture’s gross book value of assets is below $50.0 million. If the Arch Street Joint Venture decides not to acquire any such property, we may seek to acquire the property independently, subject to certain restrictions. We do not anticipate that the ROFO Agreement will have a material impact on our ability to acquire additional office real properties, although it could result in us acquiring future properties through the Arch Street Joint Venture rather than as sole 100% owner.
Dividends
We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Distribution and ending on December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT. On March 22, 2022, the Company’s Board of Directors declared the Company’s first quarterly dividend as an independent public company. The dividend, which was for the first quarter of 2022, was in the amount of $0.10 per share, and was paid on April 15, 2022, to stockholders of record as of March 31, 2022. On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022, which was paid on July 15, 2022, to stockholders of record as of June 30, 2022. On August 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2022 payable on October 17, 2022, to stockholders of record as of September 30, 2022.
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

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2022 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - Mortgage notes payable	$355,000	$—	$—	$355,000	$—
Interest payments - Mortgage notes payable	82,646	17,892	53,725	11,029	—
Principal payments - Credit facility term loan	175,000	—	175,000	—	—
Interest payments - Credit facility term loan (1)	7,737	5,668	2,069	—	—
Principal payments - credit facility revolver	71,000	—	71,000	—	—
Interest payments - credit facility revolver (2)	8,517	3,659	4,858	—	—
Operating and ground lease commitments	15,990	491	1,673	887	12,939
Total	$715,890	$27,710	$308,325	$366,916	$12,939
____________________________________
(1)As of June 30, 2022, we had $175.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.
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

Cash Flow Analysis for the six months ended June 30, 2022
The following table summarizes the changes in cash flows for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six Months Ended June 30,		2022 versus 2021
	2022	2021
Net cash provided by operating activities	$51,794	$21,348	$30,446
Net cash provided by (used in) investing activities	$1,284	$(77)	$1,361
Net cash used in financing activities	$(27,831)	$(24,655)	$(3,176)
Net cash provided by operating activities increased $30.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 primarily due to the increase in our portfolio size. At June 30, 2022, we had 91 office properties with an aggregate of 10.4 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at June 30, 2021.
Net cash provided by investing activities increased $1.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The change was primarily due to proceeds from the disposition of real estate and distributions received from the Company’s unconsolidated joint venture during the six months ended June 30, 2022, partially offset by an increase in capital expenditures and leasing costs associated with lease renewals.
Net cash used in financing activities increased $3.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to net repayments of the Company’s revolving credit facility, dividends to stockholders and payments of deferred financing costs related to the CMBS Loan entered into by the Company during the six months ended June 30, 2022, partially offset by no payments of mortgages payable and no distributions to parent during the six months ended June 30, 2022 as compared to the same period in 2021. Following the Merger Effective Time, Realty Income was no longer the parent of Realty Income Office Assets, and therefore, no further distributions occurred.

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
Interest Rate Risk
As of June 30, 2022, our debt included fixed-rate debt, with a fair value and carrying value of $346.8 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $13.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $14.3 million.
As of June 30, 2022, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from June 30, 2022 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of $0.2 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of $0.2 million.
As of June 30, 2022, our debt included variable-rate debt with a fair value and carrying value of $71.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2022 levels, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt of $0.1 million. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.7 million annually. See Note 6 – Debt, Net to our consolidated financial statements.
As of June 30, 2022, our interest rate swaps had a fair value that resulted in net assets of $5.9 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: August 3, 2022