Form 10-Q
period 2022-09-30
Orion Office REIT Inc.
filed 2022-11-02
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐ No ☒
There were 56,635,038 shares of common stock of Orion Office REIT Inc. outstanding as of October 28, 2022.

Explanatory Note
This quarterly report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the financial statements of the Company, as of and for the three and nine months ended September 30, 2022 and 2021. This quarterly report also includes the financial statements of VEREIT Office Assets (as defined below), a predecessor of the Company, for the three and nine months ended September 30, 2021, as further described below.

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
Following the Distribution, the Company became an independent publicly traded company and has been operating in a manner so as to qualify and has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s initial taxable year ended December 31, 2021. The Company’s common stock trades on the New York Stock Exchange under the symbol “ONL”.
The consolidated and combined financial statements of the Company included in this report include the accounts of Realty Income Office Assets for the three and nine months ended September 30, 2021 as the ownership interests were under common control of Realty Income during that period. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The Company’s consolidated and combined financial statements set forth in this report are not necessarily indicative of the future results of operations or cash flows of the Company as an independent, publicly traded company. Moreover, the combined and consolidated financial statements for the VEREIT Office Assets are not necessarily indicative of the results of operations, cash flows or financial position that would have been obtained if VEREIT Office Assets had been an independent, stand-alone company. For more information regarding the risks related to the Company’s business, refer to Part I - Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

ORION OFFICE REIT INC.
For the quarterly period ended September 30, 2022

Page
PART I
Item 1. Unaudited Financial Statements	4
Orion Office REIT Inc. Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
Orion Office REIT Inc. Consolidated and Combined Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5
Orion Office REIT Inc. Consolidated and Combined Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	6
Orion Office REIT Inc. Consolidated and Combined Statements of Equity for the Three and Nine Months Ended September 30, 2022 and 2021	7
Orion Office REIT Inc. Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
Notes to Orion Office REIT Inc. Consolidated and Combined Financial Statements	10
VEREIT Office Assets Combined and Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021	26
VEREIT Office Assets Combined and Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2021	27
VEREIT Office Assets Combined and Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021	28
Notes to VEREIT Office Assets Combined and Consolidated Financial Statements	29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	54
PART II
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	55
Item 4. Mine Safety Disclosures	55
Item 5. Other Information	55
Item 6. Exhibits	56
Signatures	57

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$243,726	$250,194
Buildings, fixtures and improvements	1,137,177	1,231,551
Total real estate investments, at cost	1,380,903	1,481,745
Less: accumulated depreciation	126,097	128,109
Total real estate investments, net	1,254,806	1,353,636
Accounts receivable, net	21,923	17,916
Intangible lease assets, net	223,528	298,107
Cash and cash equivalents	23,282	29,318
Real estate assets held for sale, net	6,383	—
Other assets, net	91,632	60,501
Total assets	$1,621,554	$1,759,478

LIABILITIES AND EQUITY
Bridge facility, net	$—	$354,357
Mortgages payable, net	351,994	—
Credit facility term loan, net	173,478	172,490
Credit facility revolver	31,000	90,000
Accounts payable and accrued expenses	22,038	17,379
Below-market lease liabilities, net	15,611	20,609
Distributions payable	5,664	—
Other liabilities, net	21,085	16,355
Total liabilities	620,870	671,190

Common stock, $0.001 par value, 100,000,000 shares authorized 56,635,038 and 56,625,650 shares issued and outstanding as of each of September 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	1,146,431	1,145,278
Accumulated other comprehensive income	7,057	299
Accumulated deficit	(154,273)	(58,715)
Total stockholders’ equity	999,272	1,086,919
Non-controlling interest	1,412	1,369
Total equity	1,000,684	1,088,288
Total liabilities and equity	$1,621,554	$1,759,478

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental	$51,580	$13,315	$157,256	$38,930
Fee income from unconsolidated joint venture	189	—	568	—
Total revenues	51,769	13,315	157,824	38,930
Operating expenses:
Property operating	15,303	1,660	45,773	4,611
General and administrative	4,672	594	11,480	1,665
Depreciation and amortization	32,693	5,912	100,874	17,855
Impairments	44,801	—	54,161	—
Transaction related	194	—	398	—
Spin related	—	2,797	964	2,797
Total operating expenses	97,663	10,963	213,650	26,928
Other (expenses) income:
Interest expense, net	(7,904)	(276)	(22,618)	(1,080)
Gain on disposition of real estate assets	1,059	—	1,059	—
Loss on extinguishment of debt, net	—	(3,499)	(468)	(3,499)
Other income, net	31	—	118	—
Equity in loss of unconsolidated joint venture	(157)	—	(252)	—
Total other (expenses) income, net	(6,971)	(3,775)	(22,161)	(4,579)
(Loss) income before taxes	(52,865)	(1,423)	(77,987)	7,423
Provision for income taxes	(164)	—	(494)	—
Net (loss) income	(53,029)	(1,423)	(78,481)	7,423
Net income attributable to non-controlling interest	(18)	—	(43)	—
Net (loss) income attributable to common stockholders	$(53,047)	$(1,423)	$(78,524)	$7,423

Weighted-average shares outstanding - basic and diluted	56,635	56,626	56,630	56,626
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.94)	$(0.03)	$(1.39)	$0.13

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(53,029)	$(1,423)	$(78,481)	$7,423
Total other comprehensive income (loss)
Unrealized gain on interest rate derivatives	1,885	—	7,229	—
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net (loss) income	(679)	—	(471)	—
Total other comprehensive income (loss)	1,206	—	6,758	—

Total comprehensive (loss) income	(51,823)	(1,423)	(71,723)	7,423
Comprehensive income attributable to non-controlling interest (1)	(18)	—	(43)	—
Total comprehensive (loss) income	$(51,841)	$(1,423)	$(71,766)	$7,423
(1)Represents comprehensive income attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(9,906)	(9,906)	24	(9,882)
Distributions	—	—	—	—	(5,707)	(5,707)	—	(5,707)
Equity-based compensation, net	—	—	270	—	—	270	—	270
Other comprehensive income, net	—	—	—	4,057	—	4,057	—	4,057
Balance, March 31, 2022	56,625,650	$57	$1,145,548	$4,356	$(74,328)	$1,075,633	$1,393	$1,077,026
Net (loss) income	—	—	—	—	(15,571)	(15,571)	1	(15,570)
Distributions	—	—	—	—	(5,663)	(5,663)	—	(5,663)
Equity-based compensation, net	9,388	—	439	—	—	439	—	439
Other comprehensive income, net	—	—	—	1,495	—	1,495	—	1,495
Balance, June 30, 2022	56,635,038	$57	$1,145,987	$5,851	$(95,562)	$1,056,333	$1,394	$1,057,727
Net (loss) income	—	—	—	—	(53,047)	(53,047)	18	(53,029)
Distributions	—	—	—	—	(5,664)	(5,664)	—	(5,664)
Equity-based compensation, net	—	—	444	—	—	444	—	444
Other comprehensive income, net	—	—	—	1,206	—	1,206	—	1,206
Balance, September 30, 2022	56,635,038	$57	$1,146,431	$7,057	$(154,273)	$999,272	$1,412	$1,000,684

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Parent Investment	Total Parent Company Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	—	$—	$—	$—	$—	$497,118	$497,118	$—	$497,118
Net income	—	—	—	—	—	4,551	4,551	—	4,551
Distributions to parent company, net	—	—	—	—	—	(14,122)	(14,122)	—	(14,122)
Balance, March 31, 2021	—	$—	$—	$—	$—	$487,547	$487,547	$—	$487,547
Net income	—	—	—	—	—	4,296	4,296	—	4,296
Contributions from parent company, net	—	—	—	—	—	3,746	3,746	—	3,746
Balance, June 30, 2021	—	$—	$—	$—	$—	$495,589	$495,589	$—	$495,589
Net income	—	—	—	—	—	(1,423)	(1,423)	—	(1,423)
Contributions from parent company, net	—	—	—	—	—	8,488	8,488	—	8,488
Issuance of common stock, net	100,000	—	1	—	—	—	1	—	1
Balance, September 30, 2021	100,000	$—	$1	$—	$—	$502,654	$502,655	$—	$502,655

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(78,481)	$7,423
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	100,874	17,855
Non-cash revenue adjustments	(2,683)	(583)
Amortization of net premiums on mortgages payable	—	(60)
Impairments	54,161	—
Gain on disposition of real estate assets	(1,059)	—
Loss on extinguishment of debt, net	468	3,499
Amortization of deferred financing costs	3,295	—
Equity-based compensation	1,153	—
Equity in loss of unconsolidated joint venture	252	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	502	(288)
Accounts payable, accrued expenses and other liabilities, net	7,435	1,652
Net cash provided by operating activities	85,917	29,498
Cash flows from investing activities:
Capital expenditures and leasing costs	(7,392)	(160)
Proceeds from disposition of real estate	22,281	—
Return of investment from unconsolidated joint venture	1,798	—
Net cash provided by (used in) investing activities	16,687	(160)
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	(355,026)	—
Proceeds from mortgages payable	355,000	—
Payments on mortgages payable	—	(26,851)
Proceeds from credit facility revolver	70,000	—
Repayments of credit facility revolver	(129,000)	—
Distributions paid	(11,327)	—
Distributions to parent company, net	—	(1,887)
Payments of deferred financing costs	(3,096)	—
Other financing activities	(46)	—
Payments upon extinguishment of mortgage notes payable	—	(3,984)
Net cash used in financing activities	(73,495)	(32,722)
Net change in cash and cash equivalents and restricted cash	29,109	(3,384)

Cash and cash equivalents and restricted cash, beginning of period	29,318	3,915
Cash and cash equivalents and restricted cash, end of period	$58,427	$531

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$29,318	$—
Restricted cash at beginning of period	—	3,915
Cash and cash equivalents and restricted cash at the beginning of the period	$29,318	$3,915

Cash and cash equivalents at end of period	$23,282	$—
Restricted cash at the end of the period	35,145	531
Cash and cash equivalents and restricted cash at the end of the period	$58,427	$531

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and was capitalized on July 15, 2021.
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP (the “Separation and Distribution Agreement”), Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Approximately $595.0 million was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. In connection with the Separation and the Distribution, the Company entered into certain agreements with Realty Income to govern the ongoing relationships between the Company and Realty Income and to provide mechanisms for an orderly transition to the Company’s status as an independent, publicly traded company, including the Separation and Distribution Agreement and a transition services agreement to provide certain administrative and other services between the parties for a limited time. Following the Distribution, the Company became independent and publicly traded and has been operating in a manner so as to qualify and has elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021.
The Company’s common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
At September 30, 2022, the Company owned and operated 87 office properties and related assets previously owned by Realty Income and VEREIT, totaling approximately 10.0 million leasable square feet located within 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of September 30, 2022, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Principles of Consolidation and Combination and Basis of Presentation
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the three and nine months ended September 30, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three and nine months ended September 30, 2022, the consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
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
Reclassification
Acquisition, disposition, and leasing deal related costs incurred by the Company, previously included in the acquisition related line on the statements of operations, have been presented in the transaction related line for prior periods presented to be consistent with the current period presentation. Spin related costs are costs incurred by the Company in connection with the Separation and the Distribution. These costs were previously included in the transaction costs line on the statements of operations and have been presented in the spin related line for prior periods presented to be consistent with the current period presentation. These reclassifications had no effect on the reported results of operations.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2022, the Company recorded a reduction to rental revenue of $0.5 million for property operating expense reimbursements not probable of collection. During the three and nine months ended September 30, 2021, the Company did not record any reductions to rental revenue for amounts not probable of collection.
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable (i.e., the property operating expenses paid directly by tenants are not included in the Company’s financial statements).
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the nine months ended September 30, 2022, the Company recognized $0.9 million of lease termination income. During the three months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company did not recognize any lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to its unconsolidated joint venture entity in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. No such fee income was earned for the three and nine months ended September 30, 2021.
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
Restricted Cash
The Company had $35.1 million in restricted cash as of September 30, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company did not have any restricted cash balances as of December 31, 2021. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We have evaluated the impact that the expected market transition from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04 and do not expect it to have a material impact on our consolidated and combined statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended September 30, 2022, the Company had no acquisitions. During the nine months ended September 30, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of September 30, 2022. During the three and nine months ended September 30, 2021, the Company had no acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2022, the Company disposed of five properties for an aggregate gross sales price of $23.1 million. The Company recorded a loss of $1.1 million related to two dispositions, which is included in impairments in the accompanying consolidated and combined statements of operations. Additionally, the Company recorded a gain of $1.1 million related to the remaining three dispositions, which is included in gain on disposition of real estate assets in the accompanying consolidated and combined statements of operations. During the nine months ended September 30, 2021, the Company had no dispositions.
As of September 30, 2022, there were three properties classified as held for sale with a carrying value of $6.4 million, included in real estate assets held for sale, net, primarily comprised of land of $1.2 million and building, fixtures and improvements, net of $5.2 million, in the accompanying consolidated balance sheets, and which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the nine months ended September 30, 2022, the Company recorded a loss of $6.0 million related to held for sale properties, which is included in impairments in the accompanying consolidated and combined statements of operations.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Intangible Lease Assets
Intangible lease assets consisted of the following (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	September 30, 2022	December 31, 2021
Intangible lease assets:
In-place leases, net of accumulated amortization of $129,123 and $65,247, respectively	5.2	$199,336	$272,743
Leasing commissions, net of accumulated amortization of $1,244 and $456, respectively	12.7	11,776	10,349
Above-market lease assets, net of accumulated amortization of $10,127 and $6,239, respectively	5.4	11,127	15,015
Deferred lease incentives, net of accumulated amortization of $36	4.5	1,289	—
Total intangible lease assets, net		$223,528	$298,107

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $15,706 and $14,459, respectively	8.1	$15,611	$20,609
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was less than $0.1 million for the three and nine months ended September 30, 2022, as compared to no impact to rental revenue for the three and nine months ended September 30, 2021. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $23.7 million and $73.5 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2022 (amounts in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027
In-place leases:
Total projected to be included in amortization expense	$21,496	$73,615	$49,213	$21,652	$15,499	$7,441
Leasing commissions:
Total projected to be included in amortization expense	$288	$1,153	$1,110	$1,042	$1,042	$1,039
Above-market lease assets:
Total projected to be deducted from rental revenue	$1,282	$4,791	$2,998	$860	$682	$237
Deferred lease incentives:
Total projected to be deducted from rental revenue	$76	$306	$306	$289	$191	$119
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,543	$5,994	$3,786	$1,036	$817	$655

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in one unconsolidated entity, the Arch Street Joint Venture, as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Loss
					Nine Months Ended (2)
Investment	September 30, 2022		September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
Arch Street Joint Venture (3) (4)	20%	6	$16,544	18,631	$(252)	—
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
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the Mergers, and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in loss reflects operations following the Merger Effective Time.
(3)During the nine months ended September 30, 2022, the Arch Street Joint Venture did not acquire any properties.
(4)The total carrying amount of the Company’s investment in the unconsolidated joint venture was greater than the underlying equity in net assets by $1.2 million as of September 30, 2022. This difference is related to a step up in the fair value of the investment in the unconsolidated joint venture in connection with the Mergers. The step up in fair value was allocated to the Company’s investment in the unconsolidated joint venture and is being amortized in accordance with the Company’s depreciation policy.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$11,567	$10,194
Straight-line rent receivable, net	10,356	7,722
Total	$21,923	$17,916

Other assets, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Restricted cash	$35,145	$—
Right-of-use assets, net (1)	25,567	30,958
Investment in unconsolidated entity	16,544	18,631
Derivative assets	7,057	299
Deferred costs, net (2)	4,616	6,246
Prepaid expenses	2,058	3,730
Other assets, net	645	637
Total	$91,632	$60,501
_______________________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three and nine months ended September 30, 2022. There was no amortization expense for below market right-of-use asset for the three and nine months ended September 30, 2021. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $9.6 million, and a below-market right-of-use asset of $7.1 million, net of $0.2 million in accumulated amortization as of September 30, 2022. Includes right-of-use finance leases of $13.8 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset of $7.1 million, net of less than $0.1 million in accumulated amortization as of December 31, 2021.
(2)Amortization expense for deferred costs related to the revolving credit facility totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, as compared to no amortization expense for deferred costs for the three and nine months ended September 30, 2021. Accumulated amortization for deferred costs related to the revolving credit facility was $1.9 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Assets:
Derivative assets	$—	$7,057	$—	$7,057

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Derivative assets	$—	$299	$—	$299
Derivative Assets – The Company’s derivative financial instruments relate to interest rate swap agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility (as defined in Note 6 - Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing ten properties were deemed to be impaired resulting in impairment charges of $54.2 million during the nine months ended September 30, 2022, that relate to adjustments to expected sales prices for certain non-core assets which have been identified by management for potential sale or management determined would not be re-leased by the existing tenant.
There were no impairment charges recorded during the nine months ended September 30, 2021.The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

Nine Months Ended September 30,
2022
Number of properties	10

Carrying value of impaired properties	$98,633
Provisions for impairment	(54,161)
Estimated fair value	$44,472

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
The Company estimates fair values using Level 2 and Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and/or recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2022, the fair value measurement for eight impaired properties was determined by applying an estimated sales price based on market data and two impaired properties by applying a discount rate of 8.5% and capitalization rate of 8.0%. During the nine months ended September 30, 2022, impairment charges of $44.0 million were recorded for held and used properties, $1.6 million for held for sale properties, and $8.6 million for disposed properties.
The following table presents certain of the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2(1)	Level 3(1)	Balance as of September 30, 2022
Assets of properties held and used	$—	$1,000	$22,339	$23,339
Assets of properties held for sale(2)	—	4,782	—	4,782
	$—	$5,782	$22,339	$28,121
______________________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.
(2)An additional property is included in real estate assets held for sale, net on the balance sheets at a carrying value of $1.6 million.
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2022	Fair Value at September 30, 2022	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Liabilities (1):
Bridge facility	2	—	—	$355,000	$355,000
Mortgages payable	2	355,000	334,473	—	—
Credit facility term loan	2	175,000	175,000	175,000	175,000
Credit facility revolver	2	31,000	31,000	90,000	90,000
Total		$561,000	$540,473	$620,000	$620,000
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Note 6 – Debt, Net
As of September 30, 2022, the Company had $556.5 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.2 years and a weighted-average interest rate of 4.45%. The following table summarizes the carrying value of debt as of September 30, 2022 and December 31, 2021, and the debt activity for the nine months ended September 30, 2022 (in thousands):

		Nine Months Ended September 30, 2022
	Balance as of December 31, 2021	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2022
Mortgages payable:
Outstanding balance	$—	$355,000	$—	$—	$355,000
Deferred costs	—	(3,446)	—	440	(3,006)
Mortgages payable, net	—	351,554	—	440	351,994

Bridge facility:
Outstanding balance	355,000	—	(355,000)	—	—
Deferred costs	(643)	—	442	201	—
Bridge facility, net	354,357	—	(354,558)	201	—

Credit facility term loan:
Outstanding balance	175,000	—	—	—	175,000
Deferred costs	(2,510)	(36)	—	1,024	(1,522)
Credit facility term loan, net	172,490	(36)	—	1,024	173,478

Credit facility revolver:
Outstanding balance	90,000	70,000	(129,000)	—	31,000
Credit facility revolver, net	90,000	70,000	(129,000)	—	31,000

Total debt	$616,847	$421,518	$(483,558)	$1,665	$556,472
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
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. As of September 30, 2022, the Company had borrowed and outstanding $31.0 million under the Revolving Facility and had $394.0 million of availability under the Revolving Facility.
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
September 30, 2022 (Unaudited)
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
The Revolver/Term Loan Facilities are guaranteed pursuant to a Guaranty (the “Revolver/Term Loan Guaranty”) by the Company and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
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
As of September 30, 2022, Orion OP was in compliance with these financial covenants.
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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan Agreement) (generally in March 2024, two years after the Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2022, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of September 30, 2022 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$472,268	$355,000	4.97%	4.4
_______________________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the unconsolidated joint venture of $136.7 million.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of September 30, 2022 and December 31, 2021, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were effective on December 1, 2021 and mature on November 12, 2023. The interest rate swap agreements were entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$7,057	$299
During the three and nine months ended September 30, 2022, the Company recorded unrealized gains of $1.9 million and $7.2 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. There were no similar amounts recorded during the three and nine months ended September 30, 2021, as the interest rate swap agreement did not exist during such periods.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
During the three and nine months ended September 30, 2022, the Company reclassified previous gains of $0.7 million and $0.5 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. There were no similar amounts recorded during the three and nine months ended September 30, 2021.
During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified from other comprehensive income as a decrease to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of September 30, 2022 and December 31, 2021, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022	$7,057	$—	$—	$7,057	$—	$—	$—	$7,057
December 31, 2021	$299	$—	$—	$299	$—	$—	$—	$299
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$18,729	$1,200
Cash paid for income taxes	$678	$—
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$1,251	$—
Distributions declared and unpaid	$5,664	$—
Land acquired upon finance lease termination	$4,707	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued real estate and other taxes	$12,506	$10,322
Accrued other	6,871	4,159
Accrued interest	1,729	1,093
Accounts payable	932	1,805
Total	$22,038	$17,379

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
Note 11 – Leases
Lessor
As of September 30, 2022, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.5 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index or LIBOR).
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter as of September 30, 2022 (in thousands).

Future Minimum Base Rent Payments
October 1, 2022 - December 31, 2022	$35,475
2023	135,118
2024	104,498
2025	66,646
2026	63,461
2027	43,872
Thereafter	160,315
Total	$609,385
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of September 30, 2022, the Company’s operating leases had remaining lease terms ranging from 0.1 years to 62.3 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.21% as of September 30, 2022. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Operating lease costs were $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and less than $0.1 million for each of the three and nine months ended September 30, 2021. No cash paid for operating lease liabilities was capitalized for the three and nine months ended September 30, 2022 and 2021.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of September 30, 2022 (in thousands).

Future Minimum Lease Payments
October 1, 2022 - December 31, 2022	229
2023	778
2024	453
2025	442
2026	442
2027	445
Thereafter	12,939
Total	15,728
Less: imputed interest	6,018
Total	$9,710
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
On August 2, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the third quarter of 2022, which was paid on October 17, 2022, to stockholders of record as of September 30, 2022. On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022, which was paid on July 15, 2022, to stockholders of record as of June 30, 2022. On March 22, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the first quarter of 2022, which was paid on April 15, 2022, to stockholders of record as of March 31, 2022.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
Note 13 - Equity-Based Compensation
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

During the nine months ended September 30, 2022, the Company granted Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units to certain officers and employees of the Company. The fair value of the Time-Based Restricted Stock Units granted to non-executive directors and employees under the Equity Plan is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based Restricted Stock Units granted to employees under the Equity Plan is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based Restricted Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of September 30, 2022, the Company determined that the likelihood of achieving the performance metrics was improbable and recognized no compensation expense related to the Metrics-Based Restricted Stock Units.

Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units for the three and nine months ended September 30, 2022, was $0.4 million and $0.8 million, respectively. As of September 30, 2022, total unrecognized compensation expense related to Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units was approximately $2.6 million, with an aggregate weighted-average remaining term of 2.2 years.

The Company is also required under GAAP to recognize equity-based compensation expense for awards to its employees of Realty Income time-based restricted stock units and stock options granted in connection with the Mergers. Equity-based compensation expense for the three and nine months ended September 30, 2022, related to such Realty Income equity-based compensation awards, was $0.1 million and $0.3 million, respectively. As of September 30, 2022, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.3 million, with an aggregate weighted-average remaining term of 1.2 years.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(53,029)	$(1,423)	$(78,481)	$7,423
(Income) loss attributable to non-controlling interests	(18)	—	(43)	—
Net (loss) income available to common stockholders used in basic and diluted net income per share	(53,047)	(1,423)	(78,524)	7,423

Weighted average number of Common Stock outstanding - basic	56,635,038	56,625,650	56,630,086	56,625,650
Effect of dilutive securities (1)	—	—	—	—
Weighted average number of common shares - diluted	56,635,038	56,625,650	56,630,086	56,625,650

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.94)	$(0.03)	$(1.39)	$0.13
_______________________________________________
(1)As of September 30, 2021, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
The following were excluded from diluted net (loss) income per share attributable to common stockholders, as the effect would have been antidilutive:

	Nine Months Ended September 30,
	2022	2021
Weighted average unvested Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units (1)	—	—
Weighted average stock warrants	1,120,000	—
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Distributions
On November 1, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the fourth quarter of 2022, payable on January 17, 2023, to stockholders of record as of December 30, 2022.
Dispositions
Through November 1, 2022, the Company closed on the sale of two additional non-core office properties for an aggregate gross sales price of approximately $5.3 million.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands) (Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Rental	$40,494	$121,389
Fee income from unconsolidated joint venture	161	601
Total revenues	40,655	121,990
Operating expenses:
Property operating	9,997	30,811
General and administrative	1,483	5,058
Depreciation and amortization	14,790	44,234
Impairments	6,440	28,064
Total operating expenses	32,710	108,167
Other (expenses) income:
Other income, net	95	146
Interest expense	(1,706)	(5,522)
Loss on extinguishment of debt, net	(5)	(85)
Equity in income of unconsolidated joint venture	211	621
Total other expenses, net	(1,405)	(4,840)
Income before taxes	6,540	8,983
Provision for income taxes	(156)	(469)
Net income	6,384	8,514
Net loss attributable to non-controlling interest	10	41
Net income attributable to VEREIT Office Assets	$6,394	$8,555

The accompanying notes are an integral part of these statements.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)

Total Equity
Balance, January 1, 2021	$1,161,434
Contributions, net	18,927
Net loss	(9,866)
Balance, March 31, 2021	1,170,495
Distributions, net	(4,395)
Net income	11,996
Balance, June 30, 2021	1,178,096
Distributions, net	(13,544)
Net income	6,384
Balance, September 30, 2021	$1,170,936

The accompanying notes are an integral part of these statements.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands) (Unaudited)

Nine Months Ended September 30,
2021
Cash flows from operating activities:
Net income	$8,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,167
Impairments	28,064
Loss on extinguishment of debt, net	85
Equity in income of unconsolidated joint venture	(621)
Distributions from unconsolidated joint venture	621
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	1,214
Accounts payable and accrued expenses	(3,276)
Deferred rent, operating lease and other liabilities	550
Net cash provided by operating activities	79,318
Cash flows from investing activities:
Capital expenditures and leasing costs	(4,531)
Real estate developments	(240)
Investments in unconsolidated joint venture	(2,180)
Return of investment from unconsolidated joint venture	1,026
Proceeds from the settlement of property-related insurance claims	70
Net cash used in investing activities	(5,855)
Cash flows from financing activities:
Payments on mortgage notes payable	(74,600)
Refunds of deferred financing costs	280
Net contributions from parent	989
Net cash used in financing activities	(73,331)
Net change in cash and cash equivalents and restricted cash	132

Cash and cash equivalents and restricted cash, beginning of period	3,414
Cash and cash equivalents and restricted cash, end of period	$3,546

Supplemental disclosures:
Cash paid for interest	$5,886
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$926
The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Summary of Significant Accounting Policies
Organization
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business which comprised certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to Orion Office REIT Inc. (the “Company”) and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, the Company operates as a separate, publicly-traded company and has been operating in a manner so as to qualify and has elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2021. VEREIT Office Assets included the combined accounts related to certain of the office properties of VEREIT, historically operated through subsidiaries of VEREIT, and contained certain corporate costs.
As of September 30, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, which included one property owned by a consolidated joint venture, totaling approximately 7.5 million leasable square feet located in 25 states in the United States and Puerto Rico, and an investment in one unconsolidated joint venture that owned five office properties totaling approximately 0.8 million leasable square feet located within five states.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated statements of operations. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period. These combined and consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements of VEREIT Office Assets and notes thereto as of and for the ten months ended October 31, 2021, included in the Form 10-K for Orion Office REIT Inc. filed on March 24, 2022. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and GAAP.
For legal entities being evaluated for consolidation, VEREIT Office Assets must have first determined whether the interests that it held and fees it received qualified as variable interests in the entity. A variable interest is an investment or other interest that would absorb portions of an entity’s expected losses or received portions of the entity’s expected residual returns. VEREIT Office Assets’ evaluation included consideration of fees paid to VEREIT Office Assets where VEREIT’s management, on behalf of VEREIT Office Assets, acted as a decision maker or service provider to the entity being evaluated. If VEREIT Office Assets determined that it held a variable interest in an entity, it evaluated whether that entity is a variable interest entity (“VIE”). VIEs were entities where investors lacked sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
expected losses of the entity, or (c) the right to receive the expected returns of the entity. VEREIT Office Assets consolidated entities that are not VIEs if it had a majority voting interest or other rights that resulted in effectively controlling the entity.
VEREIT Office Assets then qualitatively assessed whether it is (or is not) the primary beneficiary of a VIE, which was generally defined as the party who had a controlling financial interest in the VIE. Consideration of various factors included, but were not limited to, VEREIT Office Assets’ ability to direct the activities that most significantly impacted the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. VEREIT Office Assets consolidated any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to VEREIT Office Assets’ combined and consolidated financial statements. VEREIT Office Assets continually evaluated the need to consolidate these VIEs based on standards set forth in GAAP.
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
Real Estate Investments
Real estate and related assets acquired were recorded at cost and accumulated depreciation and amortization were assessed based on the period of future benefit of the asset. Depreciation and amortization were computed using a straight-line method over the estimated useful life of 40 years for buildings and building improvements, 15 years for land improvements and the remaining lease term for tenant improvements and intangible lease assets.
VEREIT management performed quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could have indicated the carrying value of its real estate assets may not be recoverable. Impairment indicators that VEREIT management considered included, but were not limited to, decrease in operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants or a significant decrease in a property’s revenues due to lease terminations, vacancies or reduced lease rates.
When impairment indicators were identified or if a property was considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, VEREIT management assessed the recoverability of the assets by determining whether the carrying value of the assets would be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. GAAP required VEREIT Office Assets to utilize the expected holding period of its properties when assessing recoverability. In the event that such expected undiscounted future cash flows did not exceed the carrying value, the real estate assets had been adjusted to their respective fair values and an impairment loss was recognized. There were inherent uncertainties in making estimates of expected future cash flows such as market conditions and performance and sustainability of the tenants.
Investment in Unconsolidated Joint Venture
As of September 30, 2021, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned five properties with total real estate investments, at cost, of $196.1 million and total debt outstanding of $118.4 million, which was non-recourse to VEREIT Office Assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
VEREIT Office Assets accounted for its investment in the unconsolidated joint venture using the equity method of accounting as VEREIT Office Assets had the ability to exercise significant influence, but not control, over operating and financing policies of the joint venture. The equity method of accounting required the investment to be initially recorded at cost and subsequently adjusted for VEREIT Office Assets’ share of equity in the joint venture’s earnings and distributions. VEREIT Office Assets recorded its proportionate share of net income (loss) from the unconsolidated joint venture in equity in income of unconsolidated joint venture in the combined and consolidated statements of operations.
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the unconsolidated joint venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge was recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment was other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value was fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could have resulted in different conclusions. No impairments were identified during the three and nine months ended September 30, 2021.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit would be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believed, as a result of its qualitative assessment, that it was more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit was less than its carrying amount, the quantitative impairment test was required. Otherwise, no quantitative testing was required. If it was determined, as a result of the qualitative assessment, that it was more-likely-than-not that the fair value was less than the carrying amount, the provisions of guidance required that the fair value be compared to the carrying value. Goodwill was considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the three and nine months ended September 30, 2021. The results of the VEREIT impairment tests carried over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considered all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considered investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of September 30, 2021, restricted cash included $3.4 million in lender reserves. Reserves related to lease expirations, as well as maintenance, structural and debt service reserves.
Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net primarily included amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. Prepaid expenses as of the balance sheet date related to future periods and will be expensed or reclassified to another account during the period to which the costs related. Any amounts with no future economic benefit were charged to earnings when identified.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs
Deferred financing costs represented commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs were presented on the combined and consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These costs were amortized to interest expense over the terms of the respective financing agreements and used the straight-line method, which approximated the effective interest method. Unamortized deferred financing costs were written off when the associated debt was refinanced or repaid before maturity. Costs incurred in connection with potential financing transactions that were not completed were expensed in the period in which it is determined the financing would not be completed.
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions were assessed to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease was classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but a guarantee was obtained for the value of the asset from a third party, the lease was classified as a direct financing lease. All other leases were classified as operating leases. As of September 30, 2021, VEREIT Office Assets did not classify any leases as sales-type or direct financing leases.
For operating leases with minimum scheduled rent increases, rental revenue was recognized on a straight-line basis, and included the effect of any free rent periods, over the lease term when collectability of lease payments was probable. Variable lease payments were recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments were based occur.
VEREIT Office Assets adopted Accounting Standards Codification Topic 842, Leases effective as of January 1, 2019. Two separate lease components were identified as follows: (i) land lease component and (ii) single property lease component comprised of building, land improvements and tenant improvements. The leases also contained provisions for tenants to reimburse VEREIT Office Assets for real estate taxes and insurance, which are considered noncomponents of the lease, and maintenance and other property operating expenses, which were considered to be non-lease components. VEREIT Office Assets elected the practical expedient to combine lease and non-lease components and the non-lease components were included with the single property lease component as the predominant component.
VEREIT Office Assets continually reviewed receivables related to rent, straight-line rent and property operating expense reimbursements and determined collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property was located. The review included a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement were probable of collection. For leases that were deemed probable of collection, revenue continued to be recorded on a straight-line basis over the lease term. For leases that were deemed not probable of collection, revenue was recorded as cash was received. All changes in the collectability assessment for an operating lease were recognized as an adjustment to rental income.
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continued to evolve during the three and nine months ended September 30, 2021. Federal, state, and local authorities had responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants had almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there had been no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases.
Leases - Lessee
To account for leases for which VEREIT Office Assets is the lessee, contracts must have been analyzed upon inception to determine if the arrangement was, or contained, a lease. A lease conveyed the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures were performed at the lease commencement date.
The lease liability was initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate was readily determinable; otherwise, the lessee’s incremental borrowing rate was used. The incremental borrowing rate was determined based on the estimated rate of interest that the lessee would pay to

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term was the noncancelable period of the lease and included any renewal and termination options VEREIT Office Assets was reasonably certain to exercise. The lease liability balance was amortized using the effective interest method. The lease liability was remeasured when the contract was modified, upon the resolution of a contingency such that variable payments became fixed or if the assessment of exercising an extension, termination or purchase option changed.
The operating lease right-of-use (“ROU”) asset balance was initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
Income Taxes
As of September 30, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it had distributed to its stockholders so long as it had distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision had been made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During the three and nine months ended September 30, 2021, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.2 million and $0.5 million, respectively. Amounts were included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the three and nine months ended September 30, 2021. Any interest and penalties related to unrecognized tax benefits was recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of September 30, 2021, VEREIT Office Assets had no material uncertain income tax positions.
Note 2 – Real Estate Investments and Related Intangibles
Property Acquisitions/Dispositions
There were no property acquisitions or dispositions during the nine months ended September 30, 2021.
Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of September 30, 2021. As of September 30, 2021, the consolidated joint venture had total assets of $30.7 million, of which $27.8 million were real estate investments, net of accumulated depreciation and amortization. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $14.8 million as of December 31, 2020. During the nine months ended September 30, 2021, VEREIT, on behalf of VEREIT Office Assets, repaid the balance of the mortgage note in full and there were no amounts outstanding as of September 30, 2021. The joint venture partner was the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner must have obtained VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
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
VEREIT estimated fair values using Level 3 inputs and used a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment required VEREIT’s management to exercise significant judgment and make certain key assumptions, which included the following: (1) capitalization rate; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including number of months to re-lease, market rental revenue and required tenant improvements. There were inherent uncertainties in making these estimates such as market conditions and performance and sustainability of VEREIT Office Assets’ tenants. For VEREIT’s impairment tests for the real estate assets during the three months ended September 30, 2021, VEREIT used a weighted-average discount rate of 9.7% and a weighted-average capitalization rate of 9.2%. For VEREIT’s impairment tests for the real estate assets during the nine months ended September 30, 2021, VEREIT used a weighted-average discount rate of 9.0% and a weighted-average capitalization rate of 8.5%.
Note 3 – Commitments and Contingencies
Litigation
VEREIT Office Assets was party to various legal proceedings which it believed are routine in nature and incidental to the operation of its business. VEREIT Office Assets did not believe that any of these outstanding claims against it were expected to have a material adverse effect upon its consolidated financial position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, VEREIT Office Assets may have potentially been liable for costs and damages related to environmental matters. VEREIT Office Assets was not been notified by any governmental authority of any non-compliance, liability or other claim, and was not aware of any other environmental condition, in each case, that it believed would have a material adverse effect upon its results of operations.
Note 4 – Leases
Lessor
As of September 30, 2021, VEREIT Office Assets was the lessor for its 52 office properties. VEREIT Office Assets’ operating leases have non-cancelable lease terms ranging from 0.08 years to 11.67 years as of September 30, 2021. Certain leases with tenants included options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may have also contained rent increases that were based on an index or rate (e.g., the consumer price index or LIBOR). VEREIT Office Assets believed the residual value risk was not a primary risk because of the long-lived nature of the assets.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Fixed:
Cash rent	$32,431	$96,855
Straight-line rent	(165)	(1,624)
Lease intangible amortization	70	(12)
Property operating cost reimbursements	1,004	2,925
Total fixed	33,340	98,144

Variable (1)	7,154	23,245
Total rental revenue	$40,494	$121,389
____________________________________
(1)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent.
Lessee
VEREIT Office Assets was the lessee under one ground lease arrangement, which met the criteria of an operating lease. As of September 30, 2021, VEREIT Office Assets’ lease had a remaining lease term of 35.9 years, which included options to extend. Under the ground lease arrangement, VEREIT Office Assets paid variable costs, which included property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of September 30, 2021. As VEREIT Office Assets’ lease did not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million, respectively. No cash paid for operating lease liabilities was capitalized.
Note 5 – Subsequent Events
VEREIT Office Assets evaluated subsequent events through December 1, 2021 and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
Debt
Subsequent to September 30, 2021, each of the outstanding mortgage notes of VEREIT Office Assets were repaid in full by VEREIT on behalf of VEREIT Office Assets.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect Orion Office REIT Inc.’s (the “Company, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, the payment of future dividends, the Company’s growth and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to refinance our debt obligations on favorable terms and in a timely manner, or at all;
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
•our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms and in a timely manner, or at all;
•changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;
•the risk of tenants defaulting on their lease obligations, which is heightened due to our focus on single tenant properties;
•our ability to renew leases with existing tenants or re-let vacant space to new tenants on favorable terms and in a timely manner, or at all;
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
•the risk that we may fail to qualify and maintain our qualification as a REIT; and
•other risks and uncertainties detailed from time to time in our SEC filings.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of September 30, 2022, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners. Annualized base rent is not indicative of future performance.
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
Overview
Orion is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2021.
The Company had 87 office properties with an aggregate of 10.0 million leasable square feet located in 29 states with an occupancy rate of 88.0% and a weighted-average remaining lease term of 3.9 years as of September 30, 2022. Including the Company’s pro rata share of square feet and annualized base rent from the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”), we owned an aggregate of 10.1 million leasable square feet with an occupancy rate of 88.2% and a weighted-average remaining lease term of 3.9 years as of September 30, 2022.
Merger with Realty Income
On April 29, 2021, Realty Income entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT

Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP (the “Separation and Distribution Agreement”), Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and have been operating in a manner so as to qualify and have elected to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2021.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. As of June 30, 2022, the market value of our common stock held by non-affiliates was less than $700 million, and therefore, we anticipate remaining an “emerging growth company” for fiscal year 2022.
Basis of Presentation
The Company’s consolidated and combined financial statements include the accounts of the Realty Income Office Assets presented on a combined basis for the three and nine months ended September 30, 2021 as the ownership interests were under common control and ownership of Realty Income during that period. For the three and nine months ended September 30, 2022, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets.
The historical combined and consolidated financial results for the VEREIT Office Assets include the accounts of the VEREIT Office Assets on a combined basis as the ownership interests were under common control and ownership of VEREIT. These combined financial results were derived from the books and records of and carved out from VEREIT.
The combined and consolidated financial statements of the VEREIT Office Assets reflect charges for certain corporate costs, and we believe such charges are reasonable. Costs of the services that were charged to the VEREIT Office Assets were based on either actual costs incurred by each business or a proportion of costs estimated to be applicable to each business, based on VEREIT Office Assets’ pro-rata share of annualized rental income. The historical combined financial information presented does not necessarily include all of the expenses that would have been incurred had VEREIT Office Assets been operating as a separate, standalone company. Such historical combined and consolidated financial information may not be indicative of the results of operations, financial position or cash flows that would have been obtained if the VEREIT Office Assets had been an independent, standalone public company during the periods presented or of the future performance of the Company as an independent, standalone company.

Election as a REIT
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021.
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
•The evaluation of real estate assets for potential impairment requires our management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rate; (2) discount rate; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions including the number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of our tenants.
•Changes related to management’s intent to sell or lease the real estate assets used to develop the forecasted cash flows may have a material impact on our financial results.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Significant Transactions Summary
Activity through September 30, 2022
Real Estate Operations
•During the nine months ended September 30, 2022, we closed on the sale of five non-core office properties for an aggregate gross sales price of $23.1 million. Through November 1, 2022, we closed on the sale of two additional non-core office properties for an aggregate gross sales price of $5.3 million. As of November 1, 2022, we had pending agreements to dispose of an additional four non-core office properties for an aggregate gross sales price of $15.9 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the nine months ended September 30, 2022, we have renewed a total of 379,000 square feet of office space across six different properties. We also entered into a lease expansion covering 41,000 square feet with an existing tenant at one office property. During the nine months ended September 30, 2022, eight leases expired or were downsized comprising a total reduction in occupied space of approximately 632,000 leasable square feet. As of September 30, 2022, the Company had a total of ten vacant properties, three of which are subject to one of the pending disposition agreements described above for an aggregate gross sales price of $4.2 million.
Debt
•We refinanced the $355.0 million Bridge Facility on February 10, 2022 with a $355.0 million CMBS Loan at a fixed rate of 4.971%. The CMBS Loan matures on February 11, 2027.
•As of September 30, 2022, we had $394.0 million of borrowing capacity under the Revolving Facility.
Equity
•We declared quarterly dividends of $0.10 per share for each of the first three quarters of 2022. The dividends were paid on April 15, 2022, July 15, 2022 and October 17, 2022. On November 1, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the fourth quarter of 2022, payable on January 17, 2023, to stockholders on record as of December 30, 2022.

Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of September 30, 2022, including our pro rata share of the applicable statistics of the properties owned by our unconsolidated joint venture:

2022
Portfolio Metrics
Operating properties	87
Unconsolidated joint venture properties	6
Rentable square feet (in thousands) (1)	10,149
Occupancy rate (2)	88.2%
Investment-grade tenants (3)	69.9%
Weighted-average remaining lease term (in years)	3.9
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the unconsolidated joint venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rental income of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the unconsolidated joint venture, as of September 30, 2022. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Financial Metrics
Total revenues	$51,769	$157,824
Net loss	$(53,029)	$(78,481)
Basic and diluted net loss per share attributable to common stockholders	$(0.94)	$(1.39)
FFO attributable to common stockholders (1)	$23,829	$76,782
FFO attributable to common stockholders per diluted share (1)	$0.42	$1.36

Core FFO attributable to common stockholders (1)	$24,023	$78,612
Core FFO attributable to common stockholders per diluted share (1)	$0.42	$1.39
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
The Company remains highly focused on leasing activity, given the 3.9 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We also seek to lease our vacant properties to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to shareholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations.

As an owner of commercial real estate, the Company is required to make capital expenditures with respect to its portfolio, which include normal building improvements to replace obsolete building components and expenditures to extend the useful life of existing assets and lease related expenditures to retain existing tenants or attract new tenants to our properties. The Company has agreed to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. The Company anticipates it will continue to agree to tenant improvement allowances, the amount of which may increase in future periods. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. The timing of the Company’s cash outlay for tenant improvement allowances will depend upon the applicable tenant’s timetable for the improvements and corresponding use of the capital. The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS loan, we have funded a reserve with the lender for the amount of tenant improvement allowances. The restricted cash included in this reserve totaled $35.1 million as of September 30, 2022 and is included in other assets, net in our consolidated balance sheets.
During the three and nine months ended September 30, 2022, we entered into new and renewal leases as summarized in the following tables (square feet in thousands):

Three Months Ended
	New Leases	Renewals	Total
Rentable square feet leased	—	35	35
Weighted average rental rate change (cash basis) (1)	—%	—%	—%
Tenant leasing costs and concession commitments (2)	$—	$—	$—
Tenant leasing costs and concession commitments per rentable square foot	$—	$—	$—
Weighted average lease term (by rentable square feet) (years)	—	5.0	5.0
Tenant leasing costs and concession commitments per rentable square foot per year	$—	$—	$—

	Nine Months Ended
	New Leases	Renewals	Total
Rentable square feet leased	41	379	420
Weighted average rental rate change (cash basis) (1)	N/A	(4.2)%	(4.2)%
Tenant leasing costs and concession commitments (2)	$2,719	$7,827	$10,546
Tenant leasing costs and concession commitments per rentable square foot	$66.63	$20.65	$25.11
Weighted average lease term (by rentable square feet) (years)	11.0	6.2	6.7
Tenant leasing costs and concession commitments per rentable square foot per year	$6.06	$3.33	$3.75
________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain contractually obligated reimbursements by the applicable tenants) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain contractually obligated reimbursements by the applicable tenants) as of the expiration date of the prior lease term. Excludes one new lease for approximately 41,000 square feet of space that had been vacant for more than 12 months at the time the new lease was executed.
(2)Includes commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable).

During the three and nine months ended September 30, 2022, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Lease related costs (3)	$—	$2,216
Lease incentives (4)	1,325	1,325
Building, fixtures and improvements (5)	2,405	4,971
Total capital expenditures	$3,730	$8,512
________________________________
(3)Lease related costs generally include lease commissions paid in association with the execution of new and/or renewed leases.
(4)Lease incentives generally include expenses paid on behalf of the tenant or reimbursed to the tenant, including expenditures related to the construction of tenant-owned improvements.
(5)Building, fixtures and improvements generally include expenditures to replace obsolete building or land components, expenditures that extend the useful life of existing assets and expenditures to construct landlord owned improvements.
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the nine months ended September 30, 2022 and the accounts of Realty Income Office Assets for the nine months ended September 30, 2021.
Comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021 (dollars in thousands)
The Company’s portfolio size significantly increased as a result of the Mergers, which contributed to an increase in revenues and expenses when comparing the three and nine months ended September 30, 2022 to the same periods in 2021. At September 30, 2022, we had 87 office properties with an aggregate of 10.0 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at September 30, 2021.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Rental	$51,580	$13,315	$38,265	$157,256	$38,930	$118,326
Fee income from unconsolidated joint venture	189	—	189	568	—	568
Total revenues	$51,769	$13,315	$38,454	$157,824	$38,930	$118,894
Rental
The increases in rental revenue of $38.3 million and $118.3 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to the increase in our overall portfolio size resulting from the closing of the Mergers. Including the rental revenue from the VEREIT Office Assets for the three and nine months ended September 30, 2021, rental revenue decreased by $2.2 million and $3.1 million, respectively, as compared to the same periods in 2021, primarily due to our lower occupancy rate and property dispositions. Including VEREIT Office Assets, our portfolio occupancy rate would have been 93.9% as of September 30, 2021, and our portfolio occupancy rate was 88.2% as of September 30, 2022. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2022, the Company recorded a reduction to rental revenue of $0.5 million for property operating expense reimbursements not probable of collection. During the three and nine months ended September 30, 2021, the Company did not record any reductions to rental revenue for amounts not probable of collection.

Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Company’s unconsolidated joint venture. The increase of $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, was due to fees earned from the Arch Street Joint Venture, including property and asset management fees. Including the fee income from unconsolidated joint venture from the VEREIT Office Assets for the three and nine months ended September 30, 2021, fee income from unconsolidated joint venture would have been consistent compared to the three and nine months ended September 30, 2022, respectively.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Property operating	15,303	1,660	13,643	45,773	4,611	41,162
General and administrative	4,672	594	4,078	11,480	1,665	9,815
Depreciation and amortization	32,693	5,912	26,781	100,874	17,855	83,019
Impairments	44,801	—	44,801	54,161	—	54,161
Transaction related	194	—	194	398	—	398
Spin related	—	2,797	(2,797)	964	2,797	(1,833)
Total operating expenses	$97,663	$10,963	$86,700	$213,650	$26,928	$186,722
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increases in property operating expenses of $13.6 million and $41.2 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 were primarily attributable to the increase in our portfolio size. Including the property operating expenses from the VEREIT Office Assets for the three and nine months ended September 30, 2021, property operating expenses increased $3.6 million and $10.4 million, respectively, primarily due to expenses for insurance, property owners association, electricity and HVAC repairs and non-reimbursable expenses due to vacancies.
General and Administrative Expenses
General and administrative expenses increased $4.1 million and $9.8 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, which was primarily due to actual costs recorded during the three and nine months ended September 30, 2022 following the Distribution and the Company’s commencement of operations as a standalone business, as compared with an allocation of amounts for the three and nine months ended September 30, 2021. Including the general and administrative expenses from the VEREIT Office Assets for the three and nine months ended September 30, 2021, general and administrative expenses increased $2.6 million and $4.8 million, respectively. General and administrative expenses for Realty Income Office Assets and VEREIT Office Assets for the three and nine months ended September 30, 2021 are primarily an allocation from Realty Income and VEREIT general and administrative expenses, and therefore, do not reflect the full general and administrative expenses of an independent, separate public company.
Depreciation and Amortization Expenses
The increases in depreciation and amortization expenses of $26.8 million and $83.0 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to the increase in our portfolio size. Including the depreciation and amortization expenses from the VEREIT Office Assets for the three and nine months ended September 30, 2021, depreciation and amortization expenses increased $12.0 million and $38.8 million, respectively, primarily due to the fair valuation of the VEREIT Office Assets as a result of the Mergers.

Impairments
Impairments of $44.8 million and $54.2 million were recorded during the three and nine months ended September 30, 2022 as compared to no impairments during the same periods in 2021. The impairment charges in the three and nine months ended September 30, 2022, include a total of six and ten properties, respectively, and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability, estimates of sale proceeds, including where applicable, the negotiated price under a definitive agreement to sell the asset. See Note 5 - Fair Value Measurements for further information. Impairments for the VEREIT Office Assets for the three and nine months ended September 30, 2021 were $6.4 million and $28.1 million, respectively, due to three and four real estate assets that were deemed to be impaired, respectively.
Transaction Related Expenses
During the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, of transaction related expenses, which primarily consist of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated. No such costs were incurred during the same periods in 2021.
Spin Related Expenses
During the nine months ended September 30, 2022, the Company incurred $1.0 million of spin related expenses, which primarily consist of legal and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities. There were $2.8 million of spin related expenses during the same period in 2021.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs 2021 Increase/(Decrease)	2022	2021	2022 vs 2021 Increase/(Decrease)
Interest expense, net	$(7,904)	$(276)	$7,628	$(22,618)	$(1,080)	$21,538
Loss on extinguishment of debt, net	$—	$(3,499)	$(3,499)	$(468)	$(3,499)	$(3,031)
Equity in loss of unconsolidated joint venture	$(157)	$—	$157	$(252)	$—	$252
Other income, net	$31	$—	$31	$118	$—	$118
Provision for income taxes	$(164)	$—	$164	$(494)	$—	$494
Gain on disposition of real estate assets	$1,059	$—	$1,059	$1,059	$—	$1,059
Interest Expense, net
The increases in interest expense of $7.6 million and $21.5 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 were primarily due to an increase in debt outstanding from $9.7 million as of September 30, 2021 to $556.5 million as of September 30, 2022, as discussed in Note 6 – Debt, Net. Including the interest expense from the VEREIT Office Assets for the three and nine months ended September 30, 2021, interest expense increased $5.9 million and $16.0 million primarily due to the increase in debt outstanding in connection with the capitalization of the Company.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net was $0.5 million during the nine months ended September 30, 2022, as compared to $3.5 million loss on extinguishment of debt in the same period in 2021. The loss in the 2022 period relates to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as discussed in Note 6 – Debt, Net. The loss in the 2021 period was primarily due to a prepayment penalty related to the early repayment of a mortgage completed in September 2021. Loss on extinguishment of debt, net for the VEREIT Office Assets was less than $0.1 million for both the three and nine months ended September 30, 2021, which primarily related to the write off of deferred financing costs due to the early extinguishment of mortgage notes payable.

Equity in loss of unconsolidated joint venture
Equity in loss of the unconsolidated joint venture was $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, as compared to no equity in income (loss) of the unconsolidated joint venture for the same period in 2021, which relates to the Company’s investment in one unconsolidated joint venture, which interest was transferred to the Company in connection with the Separation and Distribution. Including the equity in income (loss) of unconsolidated joint venture from the VEREIT Office Assets for the three and nine months ended September 30, 2021, income decreased $0.4 million and $0.9 million, respectively, primarily related to amortization of the step up in basis of the unconsolidated joint venture investment as a result of the Mergers.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes was $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, as compared to no provision for income taxes prior to the time the Company became an independent, separate public company. The provisions for income taxes for the VEREIT Office Assets for the three and nine months ended September 30, 2021 were $0.2 million and $0.5 million, respectively.
Gain on disposition of real estate assets
Gain on disposition of real estate assets was $1.1 million for both the three and nine months ended September 30, 2022 as compared to no gain during the three and nine months ended September 30, 2021. The gain was related to three of the Company’s four dispositions during the three months ended September 30, 2022. These properties were subject to cumulative impairment losses of $26.6 million in prior periods.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses and gains or losses on extinguishment of swaps and/or debt. We believe that FFO and Core FFO allow for a comparison of the performance of our operations with other publicly-traded REITs, as FFO and Core FFO, or equivalent measures, are routinely reported by publicly-traded REITs, each adjust for items that we believe do not reflect the ongoing operating performance of our business and we believe are often used by analysts and investors for comparison purposes.
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

The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the closest GAAP financial measure, for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(53,047)	$(1,423)	$(78,524)	$7,423
Depreciation and amortization of real estate assets	32,674	5,912	100,822	17,855
Gain on disposition of real estate assets	(1,059)	—	(1,059)	—
Impairment of real estate	44,801	—	54,161	—
Proportionate share of adjustments for unconsolidated entity	460	—	1,382	—
FFO attributable to common stockholders	$23,829	$4,489	$76,782	$25,278
Transaction related	194	—	398	—
Spin related (1)	—	2,797	964	2,797
Loss on extinguishment of debt, net	—	3,499	468	3,499
Core FFO attributable to common stockholders	$24,023	$10,785	$78,612	$31,574
(1) Spin related primarily consist of attorney fees and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay principal and interest on our debt; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of September 30, 2022, we had $23.3 million of cash and cash equivalents and $394.0 million of borrowing capacity under the Revolving Facility.
Our principal liquidity needs beyond the next twelve months are to: (i) repay or refinance debt at or prior to maturity; (ii) fund capital expenditures and leasing costs at properties we own; and (iii) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
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
As of September 30, 2022, the Company had approximately $561.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan, a $175.0 million Term Loan Facility and $31.0 million outstanding under a $425.0 million Revolving Facility. During the three months ended September 30, 2022, as part of its normal cash management strategy, the Company repaid $40.0 million of borrowings under the Revolving Facility, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. In addition, the Company’s pro rata share of the mortgage notes of the unconsolidated joint venture was $27.3 million as of September 30, 2022.
The interest rate applicable to the loans under the Revolver/Term Loan Facilities may, at the election of Orion OP, be determined on the basis of LIBOR or a base rate, in either case, plus an applicable margin. Under the Revolver/Term Loan Facilities, the applicable margin is (1) in the case of the Revolving Facility, 2.50% for LIBOR loans and 1.50% for base rate loans and (2) in the case of the Term Loan Facility, 2.50% for LIBOR loans and 1.50% for base rate loans. In accordance with its right to elect to do so under the terms of the Revolver/Term Loan Facilities, Orion OP anticipates transitioning from LIBOR to SOFR during the fourth quarter of 2022 or the first quarter of 2023. Loans under the Revolver/Term Loan Facilities may be prepaid, and unused commitments under the Revolver/Term Loan Facilities may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
As of September 30, 2022, the interest rate per annum under our Revolving Credit Facility was 5.53% and the interest rate per annum under our Term Loan was swapped to a fixed rate of 3.19%.
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

Credit Facility Key Covenants	Required	September 30, 2022
Ratio of total indebtedness to total asset value	≤ 60%	30.7%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.42x
Ratio of secured indebtedness to total asset value	≤ 45%	19.8%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	15.5%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	10.94x
As of September 30, 2022, Orion OP was in compliance with these financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2022, the Company was in compliance with these financial covenants.
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
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of September 30, 2022 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2023	2024	2025	2026	2027	Thereafter
Credit facility revolver	LIBOR + 2.50%	November 2024	31,000	—	31,000	—	—	—	—
Credit facility term loan (1)	LIBOR + 2.50%	November 2023	175,000	175,000	—	—	—	—	—
Mortgages payable	4.971%	February 2027	355,000	—	—	—	—	355,000	—
Total			561,000	175,000	31,000	—	—	355,000	—
________________________________
(1) As of September 30, 2022, we had $175.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements.
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
Also on November 12, 2021, in connection with the entry into the LLCA, we granted the Arch Street Partner and Arch Street Capital Partners warrants to purchase up to 1,120,000 shares of our common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of our common stock at a price per share equal to $22.42, at any time. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) if the Arch Street Joint Venture is terminated, the later of the termination of the Arch Street Joint Venture and seven years after issuance.
We have agreed that, prior to six months following our eligibility to use Form S-3 for the registration of our securities, we will file with the SEC a registration statement on Form S-3 for the registration, under the Securities Act, of the shares of our common stock issuable upon exercise of the Arch Street Warrants. Following the filing of this Quarterly Report on Form 10-Q, the Company expects to file a resale shelf registration statement on Form S-3 with the SEC in satisfaction of this obligation. We will use our commercially reasonable efforts to cause the registration statement to become effective and to maintain the effectiveness of the registration statement, and a current prospectus relating thereto, until the earlier of (a) the expiration of the Arch Street Warrants, or (b) the shares issuable upon such exercise become freely tradable under United States federal securities laws by anyone who is not an affiliate (as such term is defined in Rule 144 under the Securities Act (or any successor rule)) of us. The holders of the Arch Street Warrants will also remain subject to the ownership limitations pursuant to our organizational documents.
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
Dividends
We have been operating in a manner so as to qualify and have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Distribution and ending on December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT. On March 22, 2022, the Company’s Board of Directors declared the Company’s first quarterly dividend as an independent public company. The dividend, which was for the first quarter of 2022, was in the amount of $0.10 per share, and was paid on April 15, 2022, to stockholders of record as of March 31, 2022. On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2022, which was paid on July 15, 2022, to stockholders of record as of June 30, 2022. On August 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2022 payable on October 17, 2022, to stockholders of record as of September 30, 2022. On November 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2022 payable on January 17, 2023, to stockholders of record as of December 30, 2022.
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
Universal Shelf Registration Statement
Following the filing of this Quarterly Report on Form 10-Q, the Company expects to file a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Once the Universal Shelf is declared effective by the SEC, the Company will be able to offer and sell from time to time in multiple transactions, up to $750 million of the Company’s securities, pursuant to the Universal Shelf, including through “at the market” offering programs or firm commitment underwritten offerings. These securities may include shares of the Company’s common stock, shares of the Company’s preferred stock, depository shares representing interests in shares of the Company’s preferred stock, debt securities, warrants to purchase shares of the Company’s common stock or shares of the Company’s preferred stock and units consisting of two or more shares of common stock, shares of preferred stock, depository shares, debt securities and warrants. Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding potential acquisitions and repaying outstanding indebtedness. The Company has no present plans to issue any securities pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock.
Cash Flow Analysis for the six months ended September 30, 2022
The following table summarizes the changes in cash flows for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021
Net cash provided by operating activities	$85,917	$29,498	$56,419
Net cash provided by (used in) investing activities	$16,687	$(160)	$16,847
Net cash used in financing activities	$(73,495)	$(32,722)	$(40,773)
Net cash provided by operating activities increased $56.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily due to the increase in our portfolio size. At September 30, 2022, we had 87 office properties with an aggregate of 10.0 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet at September 30, 2021.
Net cash provided by investing activities increased $16.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The change was primarily due to proceeds from the disposition of real estate and distributions received from the Company’s unconsolidated joint venture during the nine months ended September 30, 2022, partially offset by an increase in capital expenditures and leasing costs associated with lease renewals.
Net cash used in financing activities increased $40.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to net repayments of the Company’s revolving credit facility, dividends to stockholders and payments of deferred financing costs related to the CMBS Loan entered into by the Company during the nine months ended September 30, 2022, partially offset by no payments of mortgages payable and no distributions to parent during the nine months ended September 30, 2022 as compared to the same period in 2021. Following the Merger Effective Time, Realty Income was no longer the parent of Realty Income Office Assets, and therefore, no further distributions occurred.
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
Interest Rate Risk
As of September 30, 2022, our debt included fixed-rate debt, with a fair value and carrying value of $334.5 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $12.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $12.9 million.

As of September 30, 2022, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from September 30, 2022 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of $0.2 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of $0.2 million.
As of September 30, 2022, our debt included variable-rate debt with a fair value and carrying value of $31.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2022 levels, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt of less than $0.1 million. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.3 million annually. See Note 6 – Debt, Net to our consolidated financial statements.
As of September 30, 2022, our interest rate swaps had a fair value that resulted in net assets of $7.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 1, 2022, we amended and restated our code of business conduct and ethics to update it for consistency in relevant respects with other company policies and to make certain ministerial and clarifying changes.
The foregoing description is qualified in its entirety by reference to the full text of our amended and restated code of business conduct and ethics, which is attached as Exhibit 14.1 hereto and incorporated by reference herein.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
14.1*	Amended and Restated Code of Business Conduct and Ethics
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Dated: November 2, 2022