Form 10-K
period 2022-12-31
Orion Office REIT Inc.
filed 2023-03-08
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-40873

Orion Office REIT Inc.
(Exact name of registrant as specified in its charter)
Maryland				87-1656425
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2398 E. Camelback Road, Suite 1060	Phoenix		AZ	85016
(Address of principal executive offices)				(Zip Code)
	(602)	698-1002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading Symbol(s):	Name of each exchange on which registered:
Common Stock	$0.001 par value per share	ONL	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of common stock, $0.001 par value per share, held by non-affiliates of the registrant was $620.4 million based upon the shares outstanding and the last reported sale price of $10.96 per share on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 56,639,040 shares of common stock of Orion Office REIT Inc. outstanding as of March 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Explanatory Note
This annual report of Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) includes the consolidated and combined financial statements of the Company, as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022. This annual report also includes the combined and consolidated financial statements of VEREIT Office Assets (as defined below), a predecessor of the Company, as of October 31, 2021 and for the period from January 1, 2021 to October 31, 2021 and for the year ended December 31, 2020, in each case, as further described below.
On November 1, 2021, pursuant to the Agreement and Plan of Merger, dated as of April 29, 2021 (as amended, the “Merger Agreement”), by and among Realty Income Corporation (“Realty Income”), VEREIT, Inc. (“VEREIT”), Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”), and Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), Merger Sub 2 merged with and into VEREIT Operating Partnership, L.P. (“VEREIT OP”), with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement, dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP, Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”).
The Distribution is more fully described in the preliminary information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-40873) (the “Form 10”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 4, 2021, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2021. The Distribution became effective at 4:01 p.m., Eastern Time, on November 12, 2021.
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
The consolidated and combined financial statements of the Company included in this report include the accounts of Realty Income Office Assets for the period from January 1, 2021 to October 31, 2021 and all prior periods presented as the ownership interests were under common control of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The Company’s consolidated and combined financial statements set forth in this report are not necessarily indicative of the future results of operations or cash flows of the Company as an independent, publicly traded company. Moreover, the combined and consolidated financial statements for the VEREIT Office Assets are not necessarily indicative of the results of operations, cash flows or financial position that would have been obtained if VEREIT Office Assets had been an independent, stand-alone company. For more information regarding the risks related to our business, refer to Part I - Item 1A. Risk Factors contained in this Annual Report on Form 10-K.

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2022

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” which reflect Orion Office REIT Inc.’s (the “Company”, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, the payment of future dividends, the Company’s growth and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•the ongoing impact of the COVID-19 pandemic or any future pandemic or outbreak of a highly infectious or contagious disease or fear of such pandemics or outbreaks, on our business, operating results, financial condition and prospects, which is highly uncertain and cannot be predicted with confidence, including the impact on the U.S. economy and changes in tenant behavior that may continue to adversely affect the use of and demand for office space;
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
•risks associated with acquisitions, including the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected;
•risks associated with the fact that we have a limited operating history and our future performance is difficult to predict;
•our properties may be subject to impairment charges;

•risks resulting from losses in excess of insured limits or uninsured losses;
•risks associated with the potential volatility of our common stock;
•the risk that we may fail to maintain our qualification as a REIT; and
•other risks and uncertainties detailed from time to time in our SEC filings.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2022.
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of December 31, 2022, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
Under a “net lease”, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease.

PART I
Item 1. Business.
Overview
Orion Office REIT Inc. is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2021.
As of December 31, 2022, the Company owned and operated 81 office properties with an aggregate of 9.5 million square feet, with an occupancy rate of 88.8% and a weighted-average remaining lease term of 4.0 years. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”), we owned an aggregate of 9.7 million square feet, with an occupancy rate of 89.0% and a weighted-average remaining lease term of 4.1 years as of December 31, 2022. Our properties are located in a total of 29 different states throughout the U.S.
As of December 31, 2022, one tenant exceeded 10% of our annualized base rent: the General Services Administration at 11.9%. As of December 31, 2022, the Company had a total of 17 leases with the General Services Administration and the weighted average remaining lease term of these leases was 2.8 years.
As of December 31, 2022, properties located in the following states accounted for over 10% of our annualized base rent:

Geographic Concentration	Annualized Base Rent as a % of Total Portfolio
Texas	15.0%
New Jersey	12.0%
As of December 31, 2022, tenants in the following industries accounted for over 10% of our annualized base rent:

Tenant Industry Concentration	Annualized Base Rent as a % of Total Portfolio
Health Care Equipment & Services	13.4%
Government & Public Services	12.2%
Investment Strategy
We employ a proven, cycle-tested investment evaluation framework which serves as the lens through which we make capital allocation decisions for both our current portfolio and future acquisitions. This framework prescribes that investments are evaluated along the following parameters:
Suburban Market Features. We focus on suburban markets with strong fundamentals and demographic tailwinds accelerated in the post-COVID environment. We look for markets with population growth, limited new supply, and highly educated workforces that are well positioned to capitalize on de-urbanization trends amplified by the migration of millennials to the suburbs. The suburbs within Sun Belt states in particular are markets which are now benefiting from an increasing number of corporate relocations from urban coastal markets to inland secondary markets, as companies and employees alike seek a lower cost of living, business-friendly tax and regulatory environments, less density, and better weather. Additionally, we believe there are a variety of markets outside the Sun Belt which possess similar attractive characteristics and are benefiting from similar trends. We will look to opportunistically emphasize both Sun Belt and other similar high-quality markets as we grow our portfolio.
Net Lease Investment Characteristics. We seek stable cash flow from primarily long-term leases with high credit quality tenants and inflation protection from embedded rent growth. Net leases can enhance stability of cash flows by shifting some or all operating expense burden to the tenant.
Tenant Credit Underwriting. We will pursue both investment grade rated tenants and creditworthy non-investment grade rated tenants. We will utilize our credit underwriting and real estate expertise to underwrite creditworthy non-investment grade tenants that we believe will offer enhanced yield and attractive risk-adjusted returns.

Real Estate Attributes. We intend to invest primarily in mission-critical regional and corporate headquarters office locations that are well-located with easy access to commuting routes and on-site amenities that enhance the tenant’s propensity to renew. When possible, we will look to acquire properties with modern floor plans configured to optimize collaboration and enhance employee productivity. We will also seek to acquire properties that further the environmental, social and governance initiatives that are part of our strategy.
We seek to utilize our investment evaluation framework to drive external growth through acquisitions, generate internal growth via asset management, and optimize our portfolio through capital recycling. To accomplish this objective, we intend to execute along three fundamental drivers of our business: External Growth, Asset Management, and Capital Recycling.
External Growth. We intend to grow our portfolio by acquiring properties, both directly and through our Arch Street Joint Venture, that fit the characteristics defined in our investment evaluation framework through multiple sourcing channels, leveraging our management team’s extensive relationship network with an average of over 25 years of experience transacting in the single-tenant net lease suburban office market. We expect to pursue both individual assets as well as portfolio opportunities sourced from a wide range of marketed and off-market transactions. As described in more detail in the section in this report entitled “Risk Factors”, our acquisition strategy is subject to risks, including that we may not be in a position or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.
Asset Management. We employ active asset management strategies and work to leverage our tenant relationships to attract and retain high-quality creditworthy tenants, drive re-leasing and renewal activity and maximize our tenant retention rates. Our active asset management strategy utilizes a disciplined and adaptive investment evaluation framework to assess each property in our portfolio, including with respect to its existing leases, future leasing opportunities, geographic market, and marketability for sale, as well as how each property contributes to the portfolio as a whole, to determine the appropriate strategy for managing that property within the context of our portfolio, including potential disposition opportunities. We also apply this evaluation framework to the properties in our portfolio as part of the process by which we identify opportunities to sell, re-lease, or reposition existing assets.
Additionally, we may seek to address any lease roll or vacancy in our portfolio by converting the space to multi-tenant office use in the event that our management team considers conversion to be the value-maximizing alternative for the subject property.
Capital Recycling. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from dispositions are expected to be redeployed to fund new acquisitions as well as capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows.
Financing
We intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, and to refinance existing debt or for asset management and general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. If our board of directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of any of these methods. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by us.
We believe we are positioned to enable access to multiple forms of capital. If the board of directors determines to raise equity capital, it may, without stockholder approval, authorize us to issue additional shares of common stock or other capital stock. Our board of directors may authorize us to issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding class of common stock.
In November 2022, we established an “at the market” offering program for our common stock (the “ATM Program”). Pursuant to the ATM Program, we may from time to time offer and sell shares of our common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of our common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of our common stock on a forward basis. As of December 31, 2022, we had not sold any shares of common stock pursuant to the ATM Program.
As of December 31, 2022, we had $530.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage loan collateralized by 19 properties (the “CMBS Loan”), and $175.0 million borrowed under our senior term loan facility (the “Term Loan Facility”). As of December 31, 2022, we did not have any amounts outstanding under our $425.0 million senior revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Revolver/Term Loan Facilities”). In addition, the Company’s pro rata share of mortgage notes of the unconsolidated joint venture was $27.3 million as of December 31, 2022.
We believe our conservative leverage and strong liquidity will enable us to opportunistically take advantage of high-quality acquisition opportunities. However, there can be no assurance that we will be able to obtain the financing necessary to fund our acquisition of new properties or expansion or redevelopment of existing properties on terms favorable to us or at all.
Competitive Strengths
Our portfolio consists of high-quality, diversified properties with favorable exposure to investment grade credit. Our acquisition strategy is focused on suburban office assets and primarily net leases with long-term leases of approximately 10 years on average, with the ability to opportunistically acquire multi-tenant office properties.
Our ability to efficiently deploy capital is a direct result of our management team’s wide-ranging network of industry relationships, which we believe allows us to source a robust pipeline of attractive marketed, off-market, sale-leased back and build-to-suit investment opportunities. We believe our relationship-based sourcing strategy will generate a sustainable pipeline of opportunities to drive growth and enhance scale over time.
We also believe that our senior management team’s experience, as well as deep and long-standing relationships within the single-tenant suburban office sector, competitively position us, provide us with unique market insights, allow us to discern market trends, help us to access off-market acquisition opportunities and facilitate our ability to execute our growth plan.
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
Human Capital
As of December 31, 2022, we had 35 employees. We value our employees and their individual and collective contributions to the Company in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our corporate culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may access any materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov. In addition, copies of our filings with the SEC may be obtained free of charge from our website at www.onlreit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.
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
•We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to operate and maintain such properties without receiving income.
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
•We are invested in the Arch Street Joint Venture and have co-invested and may in the future co-invest in joint ventures with third parties. The Arch Street Joint Venture, including the limitations it places on our ability to acquire new properties, may adversely affect our ability to acquire wholly-owned properties and any joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
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
•We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that interest rates may rise.
•Financial covenants could materially adversely affect our ability to conduct our business.
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
•We have a limited operating history as a REIT and an independent public company, and the obligations and requirements to which we are subject as a public company are extensive and have resulted in increased cost and time commitments which we anticipate will continue.

•Our failure to maintain our qualification as a REIT for U.S. federal income tax purposes could have a material adverse effect on us.
Item 1A. Risk Factors.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our business, financial condition and results of operations.
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
Temporary closures of businesses and the resulting remote working arrangements for personnel in response to the COVID-19 pandemic or any future pandemic or outbreak of a highly infectious or contagious disease or fear of such pandemics or outbreaks may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices has resulted in decreased demand for and utilization of office space. We believe these trends have impacted our leasing efforts as certain of our tenants have elected to not renew their leases, or to renew them for less space than they were occupying, resulting in increases in vacancy rates at our properties and decreases in rental income. The increase in remote work practices may continue in a post-pandemic environment, even in the suburban markets and markets with lower demand in which we primarily operate, which may cause the trends impacting our leasing efforts to continue or even accelerate. Tenants’ evolving preferences regarding office space configuration either in response to the pandemic or for other reasons, may impact their space requirements and also has required and may continue to require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, a tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. Less successful leasing efforts and increased leasing costs may cause our business, operating results, financial condition and prospects to be materially adversely impacted.
We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to operate and maintain such properties without receiving income.
We derive nearly all of our net income from rent received from our tenants, and our profitability is significantly dependent upon our ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2022, our portfolio, including our pro rata share of properties owned by the Arch Street Joint Venture, had a weighted average lease term of 4.1 years, and had five vacant operating properties, with an aggregate 0.7 million square feet, including three properties, with an aggregate of 0.3 million square feet, that have remained vacant for over one year. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We also seek to lease our vacant properties to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations.
Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
During the year ended December 31, 2022, most of our rental revenue was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our stockholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our stockholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, which may require us to spend significant amounts for tenant improvements, mostly with lease renewals. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, and it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties, including as to the COVID-19 pandemic and its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
We are invested in the Arch Street Joint Venture and have co-invested in and may in the future co-invest in joint ventures with third parties. The Arch Street Joint Venture, including the limitations it places on our ability to acquire new properties, may adversely affect our ability to acquire wholly-owned properties and any joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
We are invested in the Arch Street Joint Venture and have co-invested and may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire non-controlling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity.
In connection with Arch Street Capital Partners’ consent to the transfer of the equity interests in the Arch Street Joint Venture to us in the Separation, we entered into the ROFO Agreement with the Arch Street Joint Venture, whereby we will agree to not acquire any property within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture.
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
We also may enter into future joint ventures pursuant to which we will not be able to exercise sole decision-making authority regarding the properties owned through such joint ventures or similar ownership structure. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners, including Arch Street Capital Partners, may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our best interests. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners, including Arch Street Capital Partners, may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
The U.S. government’s “green lease” policies may adversely affect us.
In recent years, the U.S. government has instituted “green lease” policies which allow a government tenant to require Leadership in Energy and Environmental Design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises, and these policies have and may continue to be expanded to cover additional enhanced requirements. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to give preference to buildings for lease that have received an “Energy Star” label. Complying with enhanced requirements may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.
We may suffer adverse effects from acquisitions of commercial real estate properties.
We may pursue acquisitions of existing commercial real estate properties as part of our acquisition strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.
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
•increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities, real estate taxes, capital expenditures and repair and maintenance costs, due to inflation and other factors;
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
Nearly all of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their lease obligations. Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations may have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, we have approximately $530.0 million of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to invest in our current portfolio and to acquire additional properties and make strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:
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
In addition, our charter and bylaws do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may permit us to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and funds available for distribution to stockholders might be negatively affected, and the risk of default on our indebtedness could increase, which may have a material adverse effect on our business, financial condition and results of operations.
We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that interest rates may rise.
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolver/Term Loan Facilities, to finance possible acquisitions and for general corporate purposes. The Revolver/Term Loan Facilities include the $175.0 million Term Loan Facility scheduled to mature in November 2023 and the $425.0 million Revolving Facility scheduled to mature in November 2024. As a result, we are, and expect to be, subject to the risks normally associated with debt financing including:
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
We have incurred debt pursuant to the Revolver/Term Loan Facilities and the CMBS Loan. The credit agreement governing the Revolver/Term Loan Facilities and the CMBS Loan each contain various financial and other covenants, including, with respect to the Revolver/Term Loan Facilities, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales, and the payment of certain dividends, and with respect to the CMBS Loan, certain cash management requirements. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our business, financial condition and results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. The Revolver/Term Loan Facilities contain cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We depend on external sources of capital that are outside of our control, which may affect our ability to pursue strategic opportunities, refinance or repay our indebtedness and make distributions to our stockholders.
In order to maintain our qualification to be taxed as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt and equity issuances. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the financing necessary to fund our acquisition of new properties or expansion or redevelopment of existing properties on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to make distributions to our stockholders may be adversely affected which may have a material adverse effect on our business, financial condition and results of operations.
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
The real property taxes on our properties and any other properties that we acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our tenants. In such event, our financial condition, results of operations, cash flows, trading price of our common stock and our ability to satisfy our principal and interest obligations and to pay dividends to our stockholders could be adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.
Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we determine to sell. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.

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
•we may incur costs on unsuccessful acquisitions that we will not be able to recover; and
•an increase in the purchase price for such acquisition property in the event we are able to acquire such desired property.
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
We, our tenants and our properties are subject to various federal, state and local regulatory requirements, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us, or our tenants, to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us, or our tenants, to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change regulations or legislation, will develop. Environmental noncompliance liability also could impact a tenant’s ability to make rental payments to us. Furthermore, our reputation could be negatively affected if we violate environmental laws or regulations, which may have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to risks associated with climate change.
The physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent the physical effects of climate change impact our markets, over time, we could experience declining demand for leasing our buildings or increasing costs associated with remediation and adaptation. Climate change may also make property insurance unavailable or available only with less favorable terms and increase energy and other operating costs. In addition, we face risks associated with the transition to a lower-carbon economy related to, among other things, federal, state and local legislation and regulations that are being implemented or are under consideration to mitigate the effects of climate change as well as evolving tenant preferences. The operating costs and capital expenditures associated with meeting new and evolving regulatory and legal requirements and tenant preferences, including those related to reporting and managing greenhouse gas emissions, could negatively impact our financial results.
Increased scrutiny and changing expectations from investors, tenants, employees, and others regarding our environmental, social, and governance (“ESG”) practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks.
Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, tenants, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social costs of their investments, business decisions and consumer choices. Many investors, particularly institutional investors, may use ESG practices and scores to benchmark companies against their peers and as a basis for making investment or voting decisions. Given this increased focus and demand as well as the potential for future legal or regulatory requirements, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, tenant, or employee expectations, which continue to evolve, our reputation and investor interest and tenant and employee retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. It is possible that investors and other stakeholders may not be satisfied with our ESG reporting, our ESG practices or the speed or comprehensiveness with which we adopt and implement them. In addition, the criteria by which we are benchmarked against our peers and scored may change. We could also incur additional costs and devote additional resources to monitoring, reporting and implementing various ESG practices. Our failure, or perceived failure, to meet any goals and objectives we may set in any ESG disclosure or the expectations of our various stakeholders could negatively impact our reputation, investor interest and tenant and employee retention, as well as our cost of or access to capital.
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
We regularly review our real estate assets for impairment, and based on these reviews, we have recorded and may continue to record impairment losses on our properties. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. Other factors that could increase the likelihood of incurring impairment include actual or expected tenant vacancies, identification of a property for potential sale and a tenant bankruptcy or default. Such impairment losses may have a material adverse effect on our business, financial condition and results of operations.
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions, malware, computer viruses, business email compromise, compromised vendor software, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our information technology networks and related systems, which are essential to the operation of our business. These risks include potential operational interruptions, unauthorized access to and exposure of valuable and confidential data, increased cybersecurity protection and insurance costs, litigation and remediation costs and damage to our relationships with our tenants, among other things. There can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective. A security breach involving our information technology networks and related systems could disrupt our operations in numerous ways that may have a material adverse effect on our business, financial condition and results of operations.
We have a limited operating history as a REIT and an independent public company, and the obligations and requirements to which we are subject as a public company are extensive and have resulted in increased cost and time commitments which we anticipate will continue.
We have a limited operating history as a REIT and as an independent public company, and our stockholders should not rely on the past performance of Realty Income or VEREIT to predict our future results. We cannot assure you we will be able to successfully operate our company as a REIT and an independent public company.
Further, as a public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements in accordance with the rules and regulations promulgated by the SEC. These and other public company obligations and requirements have placed and are expected to continue to place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these obligations and requirements, we have upgraded our systems, including duplicating computer hardware infrastructure, implementing additional financial and management controls, reporting systems and procedures and hiring additional accounting, finance and information technology staff, and we may need to continue to do so. These rules and regulations have also increased our legal and financial compliance costs and have made some activities more time-consuming and costlier, and we anticipate these increases in cost and time commitments will continue. If we are unable to satisfy these compliance obligations in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.
As of the date of filing of this Annual Report on Form 10-K, we qualify as an “emerging growth company.” As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no assurance that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Even if we continue to conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement or maintain required controls, or difficulties encountered in their implementation or maintenance, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 of the Sarbanes-Oxley Act could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
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
Our board of directors may change our investment strategy or any of our investment guidelines, financing strategy or leverage policies with respect to investments, developments, acquisitions, growth, operations, indebtedness, capitalization and dividends at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Such a change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, among other risks. These changes could adversely affect our ability to pay dividends to our stockholders and may have a material adverse effect on our business, financial condition and results of operations.
The Revolver/Term Loan Facilities may limit our ability to pay dividends on our common stock, including repurchasing shares of our common stock.
Under the credit agreement governing the Revolver/Term Loan Facilities, our dividends may not exceed the greater of (1) 95% of our funds from operations (as defined in the credit agreement), and (2) the amount required for us to maintain our qualification as a REIT. Any inability to pay dividends may negatively impact our REIT status or could cause stockholders to sell shares of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Status as a REIT
Our failure to maintain our qualification as a REIT for U.S. federal income tax purposes could have a material adverse effect on us.
We have elected to be taxed as a REIT and believe we have been organized and have operated in a manner that has allowed us to qualify and to remain qualified as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2021. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we have qualified as a REIT or that we will remain qualified as such in the future. If we fail to maintain our qualification as a REIT or lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:
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
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the trading price of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our common stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
Any taxable REIT subsidiaries owned by us are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the taxable REIT subsidiary rules limit the deductibility of amounts paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
Taxable REIT subsidiaries that we own or may form will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In certain circumstances, the ability of our taxable REIT subsidiaries to deduct interest expenses for U.S. federal income tax purposes may be limited. While we plan to monitor the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation or avoid the application of the 100% excise tax discussed above in all market conditions.
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
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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
Risks Related to an Investment in Our Common Stock
Limitations on the ownership of our common stock and other provisions of our charter may preclude the acquisition or change of control of our Company.
Certain provisions contained in our charter and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change of control. Provisions of our charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of our capital stock that might jeopardize REIT qualification. Among other things, unless exempted by our board of directors, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of all classes and series of our outstanding stock by value. Our board of directors may, in its sole discretion, grant exemptions to the stock ownership limits, subject to such conditions and the receipt by our board of directors of certain representations and undertakings.
In addition to these ownership limits, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, shares of our capital stock that would result in us being “closely held” under Section 856(h) of the Code, (b) transferring our capital stock if such transfer would result in our stock being owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code), (c) beneficially or constructively owning shares of our capital stock to the extent such ownership would result in us owning (directly or indirectly) an interest in a tenant if the income derived by us from that tenant for our taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of one percent of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income requirements and (d) beneficially or constructively owning shares of our capital stock that would cause us otherwise to fail to qualify as a REIT. If any transfer of our shares of stock occurs which, if effective, would result in any person beneficially or constructively owning shares of stock in excess, or in violation, of the above transfer or ownership limitations (such person, a prohibited owner), then that number of shares of stock, the beneficial or constructive ownership of which otherwise would cause such person to violate the transfer or ownership limitations (rounded up to the nearest whole share), will be automatically transferred to a charitable trust for the exclusive benefit of a charitable beneficiary, and the prohibited owner will not acquire any rights in such shares. If the transfer to the charitable trust would not be effective for any reason to prevent the violation of the above transfer or ownership limitations, then the transfer of that number of shares of our capital stock that otherwise would cause any person to violate the above limitations will be void. The prohibited owner will not benefit economically from ownership of any shares of our capital stock held in the charitable trust, will have no rights to dividends or other distributions and will not possess any rights to vote or other rights attributable to the shares of our capital stock held in the charitable trust.
Generally, the ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a taxable year. The ownership limits contained in our charter are based upon direct or indirect ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT governing documents and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our common stock also might delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.
Furthermore, under our charter, our board of directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests, which could have a material adverse effect on our business, financial condition and results of operations.
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
One of the factors that will influence the price of our common stock will be its dividend yield, or the dividend per share as a percentage of the price of our common stock, relative to market interest rates. If recent increases in market interest rates are sustained or market interest rates continue to rise, prospective purchasers of our common stock may expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. If market interest rates increase and we are unable to increase our dividend in response, including due to an increase in borrowing costs, insufficient funds available for distribution or otherwise, investors may seek alternative investments with a higher dividend yield, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease as market interest rates increase, which may have a material adverse effect on our business, financial condition and results of operations.
The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock and may be dilutive to current stockholders.
Our charter authorizes our board of directors to, among other things, issue additional shares of our common stock without stockholder approval. In addition, our board of directors has the power under our charter to amend our charter to increase (or decrease) the number of authorized shares of our stock of any class from time to time, without approval of our stockholders. We cannot predict whether future issuances or sales of shares of our common stock, or the availability of shares for resale in the open market, will decrease the per share trading price of our common stock. The issuance of a substantial number of shares of our common stock in the open market or the issuance of a substantial number of shares of our common stock upon the exercise of the warrants granted to affiliates of Arch Street Capital Partners in connection with the Distribution or the exchange of OP units or other securities exchangeable or convertible into shares of our common stock, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. In addition, any such issuance could dilute our existing stockholders’ interests in our company. In addition, we have adopted an equity compensation plan, and we have issued and expect to continue to issue shares of our common stock or grant equity incentive awards exercisable for or convertible or exchangeable into shares of our common stock under the plan. Future issuances of shares of our common stock may be dilutive to existing stockholders, which may have a material adverse effect on our business, financial condition and results of operations.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, or preferred equity securities which may be senior to our common stock for purposes of dividends or upon liquidation, may materially adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing Orion OP to issue such debt securities), including medium-term notes, senior or subordinated notes and additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock or preferred units and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution of such assets to holders of our common stock. Additionally, any convertible or exchangeable securities that we may issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any shares of preferred stock or preferred units that we issue in the future could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any such future offerings may reduce the per share trading price of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Company leases its corporate office space, including its corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2022, the Company owned 81 office properties with an aggregate of 9.5 million square feet located in 29 states, with an occupancy rate of 88.8% and a weighted-average remaining lease term of 4.0 years as of December 31, 2022. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 9.7 million square feet, with an occupancy rate of 89.0% and a weighted-average remaining lease term of 4.1 years as of December 31, 2022. See Schedule III – Real Estate and Accumulated Depreciation for more information about the Company’s properties and see Note 6 – Debt, Net for more information about mortgages and other indebtedness related to the Company’s properties.
Tenant Industry Diversification
The following table sets forth certain information regarding the tenant industry concentrations in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2022 (dollars and square feet in thousands):

Industry	Number of Leases (1)	Leased Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
Health Care Equipment & Services	12	1,109	11.4%	$21,379	13.4%
Government & Public Services	19	826	8.5%	19,498	12.2%
Insurance	4	747	7.7%	15,959	10.0%
Financial Institutions	3	616	6.3%	15,373	9.6%
Software & Services	6	638	6.6%	11,639	7.3%
Capital Goods	9	693	7.1%	10,739	6.7%
Consumer Durables & Apparel	3	375	3.9%	8,495	5.3%
Telecommunication Services	6	497	5.1%	8,251	5.2%
Energy	2	461	4.7%	7,321	4.6%
Commercial & Professional Services	10	505	5.2%	7,205	4.5%
Top Ten Tenant Industries	74	6,467	66.5%	125,859	78.8%
Remaining Tenant Industries:
Transportation	5	541	5.6%	7,183	4.5%
Food & Staples Retailing	6	574	5.9%	6,310	4.0%
Materials	4	352	3.6%	5,655	3.6%
Pharmaceuticals, Biotechnology & Life Sciences	1	176	1.8%	4,995	3.1%
Media & Entertainment	2	264	2.7%	3,689	2.3%
Retailing	3	157	1.6%	3,181	2.0%
Food, Beverage & Tobacco	1	96	1.0%	2,022	1.3%
Utilities	1	25	0.3%	394	0.3%
Real Estate	1	4	—%	86	0.1%
Consumer Services	2	5	—%	54	—%
Total	100	8,661	89.0%	$159,428	100.0%
____________________________________
(1)The Company has certain properties that are subject to multiple leases.

Geographic Diversification
The following table sets forth certain information regarding the geographic concentrations (by state) in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2022 (dollars and square feet in thousands):

Location	Number of Properties	Rentable Square Feet	Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
Texas	15	1,353	13.9%	$23,831	15.0%
New Jersey	3	724	7.4%	19,199	12.0%
New York	5	781	8.0%	13,564	8.5%
Illinois	9	916	9.4%	11,702	7.3%
Kentucky	2	458	4.7%	10,114	6.3%
Oklahoma	3	585	6.0%	9,591	6.0%
Massachusetts	2	378	3.9%	7,933	5.0%
Colorado	4	570	5.9%	7,915	5.0%
Ohio	4	500	5.1%	6,212	3.9%
California	3	244	2.5%	5,299	3.3%
Top Ten States	50	6,509	66.8%	115,360	72.3%
Remaining States:
Missouri	4	529	5.4%	4,868	3.1%
Georgia	3	284	2.9%	4,601	2.9%
Maryland	2	236	2.4%	4,537	2.9%
Tennessee	4	240	2.5%	4,527	2.8%
Virginia	2	240	2.5%	4,426	2.8%
Rhode Island	2	206	2.1%	3,028	1.9%
South Carolina	1	64	0.7%	2,364	1.5%
Wisconsin	1	155	1.6%	2,243	1.4%
Arizona	2	215	2.2%	2,216	1.4%
Kansas	2	196	2.0%	1,971	1.2%
Iowa	2	92	0.9%	1,911	1.2%
Nebraska	2	180	1.9%	1,553	1.0%
Pennsylvania	2	233	2.4%	1,287	0.8%
Oregon	1	69	0.7%	1,120	0.7%
West Virginia	1	64	0.7%	1,114	0.7%
Idaho	2	45	0.5%	1,027	0.6%
Indiana	1	83	0.9%	557	0.4%
Minnesota	1	39	0.4%	493	0.3%
Florida	2	53	0.5%	225	0.1%
Total	87	9,732	100.0%	$159,428	100.0%

Tenant Diversification
The following table sets forth certain information regarding tenants comprising over one percent of annualized base rent in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2022 (dollars and square feet in thousands):

Tenant	Number of Leases	Leased Square Feet	Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
General Services Administration	17	782	8.0%	$18,950	11.9%
Merrill Lynch	1	482	5.0%	12,224	7.7%
Highmark Western & Northeastern NY	1	430	4.4%	8,328	5.2%
RSA Security	2	328	3.4%	7,221	4.5%
Cigna/Express Scripts	3	365	3.7%	6,765	4.2%
Walgreens	6	574	5.9%	6,310	4.0%
Coterra Energy	1	309	3.2%	5,658	3.6%
T-Mobile	4	294	3.0%	5,431	3.4%
Novartis	1	176	1.8%	4,995	3.1%
FedEx	2	352	3.6%	4,469	2.8%
Top Ten Tenants	38	4,092	42.0%	80,351	50.4%
Remaining Tenants:
MDC Holdings Inc.	1	144	1.5%	4,299	2.7%
Charter Communications	2	264	2.7%	3,689	2.3%
Banner Life Insurance	1	116	1.2%	3,493	2.2%
Inform Diagnostics	1	172	1.8%	3,481	2.2%
Encompass Health	1	65	0.7%	3,436	2.2%
Collins Aerospace	1	207	2.1%	3,300	2.1%
Home Depot/HD Supply	2	153	1.6%	3,109	2.0%
Experian	1	178	1.8%	2,988	1.9%
AAA	1	147	1.5%	2,904	1.8%
AT&T	1	203	2.1%	2,820	1.8%
Linde	1	161	1.7%	2,540	1.6%
Citigroup	1	64	0.7%	2,364	1.5%
CVS/Aetna	1	127	1.3%	2,259	1.4%
Hasbro	1	136	1.4%	2,243	1.4%
Ingram Micro	1	200	2.1%	2,197	1.4%
Novus International	1	96	1.0%	2,022	1.3%
Elementis	1	66	0.7%	1,980	1.2%
Maximus	2	196	2.0%	1,971	1.2%
NetJets	1	140	1.4%	1,966	1.2%
Pulte Mortgage	1	95	1.0%	1,953	1.2%
Baker Hughes	1	152	1.6%	1,663	1.0%
Abbott Laboratories	1	131	1.3%	1,609	1.0%
AGCO	1	126	1.3%	1,607	1.0%
Total	64	7,431	76.5%	$140,244	88.0%

Lease Expirations
The following table sets forth certain information regarding scheduled lease expirations in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2022 (dollars and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
2023	15	1,575	16.2%	$24,142	15.1%
2024	16	1,971	20.3%	39,972	25.1%
2025	13	1,049	10.8%	18,686	11.7%
2026	13	757	7.8%	17,134	10.7%
2027	14	1,002	10.3%	16,206	10.2%
2028	9	513	5.3%	9,093	5.7%
2029	4	396	4.1%	5,846	3.7%
2030	2	98	1.0%	4,564	2.9%
2031	1	11	0.1%	427	0.3%
2032	3	300	3.1%	4,004	2.5%
Thereafter	8	932	9.4%	19,069	11.9%
Subtotal	98	8,604	88.4%	159,143	99.8%
Month-to-Month	2	57	0.6%	285	0.2%
Total	100	8,661	89.0%	$159,428	100.0%
____________________________________
(1)The Company has certain properties that are subject to multiple leases.
Item 3. Legal Proceedings.
As of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock trades on the NYSE under the trading symbol “ONL”. The Company’s common stock began trading on the NYSE on November 15, 2021.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts All Equity Office REITs Index (“FTSE Nareit All Equity Office REITs Index”) for the period commencing November 15, 2021 and ending December 31, 2022. The graph assumes an investment of $100 on November 15, 2021.
The Company has chosen to replace the market and industry indexes used in the prior year performance graph, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE National Association of Real Estate Investment Trusts All Equity REIT Index (“FTSE Nareit All Equity REITs Index”).

The Russell 2000 Index and the FTSE Nareit All Equity Office REITs Index were chosen to replace the S&P 500 Index and the FTSE Nareit All Equity REITs Index because we believe they provide better comparisons and benchmarks against which to measure our stock performance. Moreover, the Company is a constituent of the Russell 2000 Index, but the Company is not a constituent of the S&P 500 Index. While the Company is a constituent of both the FTSE Nareit All Equity REITs Index and the FTSE Nareit All Equity Office REITs Index, the FTSE Nareit All Equity Office REITs Index was selected because its constituent companies are limited to office REITs, whereas the FTSE Nareit All Equity REITs Index includes all equity REITs.
Because applicable regulations require that under these circumstances both the new and old index be shown, the line graph below also includes the S&P 500 Index and the FTSE Nareit All Equity REITs Index. We will not include the S&P 500 Index or the FTSE Nareit All Equity REITs Index in the line graph next year.
The graph above and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. In addition, the stock price performance in the graph above is not indicative of future stock price performance.
Distributions
Our future distributions may vary and will be determined by the Company’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. The Company’s Board of Directors declared a quarterly dividend of $0.10 per share for each of the four quarters of 2022.
As of March 3, 2023, the Company had approximately 10,164 stockholders of record of its common stock.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock.

The Company did not purchase any shares under the Share Repurchase Program during the three months ended December 31, 2022, and it has not purchased any shares under the Share Repurchase Program through March 8, 2023.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated and combined financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Orion Office REIT Inc. (the “Company”, “Orion”, “we”, or “us”) makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements”. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
Orion is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2021.
As of December 31, 2022, the Company owned and operated 81 office properties with an aggregate of 9.5 million leasable square feet located in 29 states with an occupancy rate of 88.8% and a weighted-average remaining lease term of 4.0 years. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”), we owned an aggregate of 9.7 million leasable square feet with an occupancy rate of 89.0% and a weighted-average remaining lease term of 4.1 years as of December 31, 2022.
Executive Summary
Despite the challenged macroeconomic environment, our real estate portfolio generally performed as expected during the year ended December 31, 2022, with no material amount of scheduled rent payments determined to be uncollectible. Property operating expenses were generally in line with what we had budgeted for the year ended December 31, 2022. General and administrative expenses were modestly below our 2022 budget, as the Company benefited from lower annual meeting costs and lower amortization of stock-based compensation. General and administrative expenses are expected to increase in 2023 and beyond as subsidies provided by Realty Income at the Distribution (as defined below) expire, and as stock-based compensation cost increases and public company compliance costs increase due to additional Sarbanes-Oxley compliance costs and costs associated with the SEC’s expected climate change rules.
Our interest expense was generally in line with what we had budgeted for the year ended December 31, 2022, as increases in interest rates on our floating rate indebtedness were offset by lower amounts of debt outstanding as the Company utilized cash from operations and proceeds from real estate dispositions to repay debt on the Revolving Facility. The Company did not acquire any new properties during year ended December 31, 2022, primarily due to the impact of rapidly rising interest rates and disruptions in the financing markets. Our ability to resume asset acquisition activity will be highly dependent upon favorable market conditions, including attractive yields on properties and access to requisite financing. We cannot provide any assurance as to whether we will be able to acquire assets on favorable terms and in a timely manner, or at all.
During year ended December 31, 2022, we completed approximately 0.8 million square feet of lease renewals, expansions and new leases, while our weighted average remaining lease term remained consistent at 4.1 years as of December 31, 2022 and 2021, and our occupancy level declined from 91.9% as of December 31, 2021 to 89.0% as of December 31, 2022. Our efforts to address upcoming lease maturities and vacancies have been adversely impacted by economic conditions, such as rising interest rates, rising inflation and recession fears, along with persistent remote working trends as a result of the COVID-19 pandemic. We have experienced and we expect we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Some of the anticipated leasing we expected to realize is either going to be delayed, reduced or eliminated. Overall, this could reduce our future rental revenues. We cannot provide any assurance as to whether we will be able to renew leases with existing tenants or re-let vacant space to new tenants on favorable terms and in a timely manner, or at all.

The Company has agreed to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. During year ended December 31, 2022, the Company made aggregate commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent of $30.1 million, or $37.41 per rentable square foot leased. The Company anticipates it will continue to agree to tenant improvement allowances and to pay leasing commissions, the amount of which may increase in future periods.
One of our main asset management strategies during year ended December 31, 2022 was to sell vacant and identified non-core assets that do not fit our long-term investment objectives. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. During year ended December 31, 2022, we closed on 11 dispositions totaling 0.9 million square feet for an aggregate sale price of $33.1 million, equating to a price per square foot of approximately $36.42, and primarily used the proceeds to pay down debt and capital expenditures and leasing costs. We expect to continue this non-core asset disposition strategy in 2023. We cannot provide any assurance as to whether we will be able to sell non-core assets on favorable terms and in a timely manner, or at all.
The Separation and the Distribution
On April 29, 2021, Realty Income Corporation (“Realty Income”) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with VEREIT, Inc. (“VEREIT”), its operating partnership, VEREIT Operating Partnership, L.P. (“VEREIT OP”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”). On November 1, 2021, pursuant to the Merger Agreement, Merger Sub 2 merged with and into VEREIT OP, with VEREIT OP continuing as the surviving partnership, and immediately thereafter, VEREIT merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (together, the “Mergers”, and such effective time of the Mergers, the “Merger Effective Time”). Upon the Merger Effective Time, as part of the Mergers, Realty Income acquired certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”). Following the Merger Effective Time, in accordance with the Merger Agreement, Realty Income contributed the portion of the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income (collectively, “Realty Income Office Assets”) and the VEREIT Office Assets (the “Separation”) to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”). On November 12, 2021, following the Separation, in accordance with the Merger Agreement and that certain Separation and Distribution Agreement dated as of November 11, 2021, by and among Realty Income, the Company and Orion OP (the “Separation and Distribution Agreement”), Realty Income effected a special distribution to its stockholders (including the former holders of VEREIT common stock and certain former VEREIT OP common unitholders prior to the Mergers) of all of the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, we became an independent publicly traded company and have been operating in a manner so as to qualify and have elected to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2021.
On November 12, 2021, in connection with the Distribution, Orion OP also entered into an Amended and Restated Limited Liability Company Agreement (the “LLCA”) of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), with OAP Holdings LLC (the “Arch Street Partner”), an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
Our common stock, par value $0.001 per share, trades on the NYSE under the symbol “ONL”.
Through November 12, 2021, we had not conducted any business as a separate company other than start-up related activities.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. As of June 30, 2022, the market value of our common stock held by non-affiliates was less than $700.0 million, and therefore, we expect to remain an “emerging growth company” at least until the next measuring date, which is June 30, 2023.
Basis of Presentation
The consolidated and combined financial statements of the Company include the accounts of the Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021 and for the year ended December 31, 2020, as the ownership interests were under common control and ownership of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated and combined balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
The historical combined and consolidated financial results for the VEREIT Office Assets include the accounts of the VEREIT Office Assets on a combined basis as the ownership interests were under common control and ownership of VEREIT. These combined and consolidated financial results were derived from the books and records of and carved out from VEREIT.
The combined and consolidated financial statements of the VEREIT Office Assets reflect charges for certain corporate costs, and we believe such charges are reasonable. Costs of the services that were charged to the VEREIT Office Assets were based on either actual costs incurred by each business or a proportion of costs estimated to be applicable to each business, based on VEREIT Office Assets’ pro-rata share of annualized rental income. The historical combined and consolidated financial information presented does not necessarily include all of the expenses that would have been incurred had VEREIT Office Assets been operating as a separate, standalone company. Such historical combined and consolidated financial information may not be indicative of the results of operations, financial position or cash flows that would have been obtained if the VEREIT Office Assets had been an independent, standalone public company during the periods presented or of the future performance of the Company as an independent, standalone company.
Election as a REIT
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income.

Critical Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policy involves significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated and combined financial statements.
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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 – Summary of Significant Accounting Policies to our consolidated and combined financial statements.
Significant Transactions Summary
Activity during the year ended December 31, 2022
Real Estate Operations
•During the year ended December 31, 2022, we closed on the sale of 11 non-core assets that do not fit our long-term investment objectives for an aggregate gross sales price of $33.1 million. As of March 8, 2023, we had pending agreements to dispose of an additional seven non-core assets for an aggregate gross sales price of $36.6 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, which may include conditions related to the buyer’s due diligence and the buyer’s right to terminate the agreement in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the year ended December 31, 2022, we completed approximately 0.8 million square feet of lease renewals, expansions and new leases across 11 different properties. During the year ended December 31, 2022, 11 leases expired or were downsized comprising a total reduction in occupied space of approximately 0.9 million leasable square feet. As of December 31, 2022, the Company had a total of five vacant properties, two of which are being marketed for sale. The Company’s plans with respect to vacant properties are subject to change.

Debt
•We refinanced the $355.0 million Bridge Facility on February 10, 2022 with a $355.0 million CMBS Loan at a fixed rate of 4.971%. The CMBS Loan matures on February 11, 2027.
•During the year ended December 31, 2022, we borrowed and repaid amounts under the Revolving Facility, which amounts aggregate to net repayments of $90.0 million of borrowings under the Revolving Facility, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. As of December 31, 2022, the Company did not have any borrowings under the Revolving Facility and, therefore, had $425.0 million of availability under the Revolving Facility.
•During December 2022, we transitioned the benchmark rate for borrowings under the Revolver/Term Loan Agreement from LIBOR to SOFR. In connection with that transition, we terminated the interest rate swap agreements that had been entered into during the year ended December 2021 to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility, and we entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million.
Equity
•The Company’s Board of Directors declared quarterly cash dividends of $0.10 per share for each of the four quarters of 2022. The dividends were paid on April 15, 2022, July 15, 2022, October 17, 2022 and January 17, 2023. On March 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2023, payable on April 17, 2023, to stockholders of record as of March 31, 2023.
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of December 31, 2022 and 2021, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	December 31, 2022	December 31, 2021
Portfolio Metrics
Operating properties	81	92
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	9,732	10,646
Occupancy rate (2)	89.0%	91.9%
Investment-grade tenants (3)	73.3%	67.7%
Weighted-average remaining lease term (in years)	4.1	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of December 31, 2022. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Year Ended December 31,
	2022	2021
Financial Metrics
Total revenues	$208,118	$79,731
Net loss	$(97,474)	$(47,464)
Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(0.84)
FFO attributable to common stockholders (1)	$99,657	$46,572
FFO attributable to common stockholders per diluted share (1)	$1.76	$0.82

Core FFO attributable to common stockholders (1)	$101,764	$58,263
Core FFO attributable to common stockholders per diluted share (1)	$1.80	$1.03
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
The Company remains highly focused on leasing activity, given the 4.1 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We also seek to lease our vacant properties to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of December 31, 2022, the Company had outstanding commitments of $51.2 million for tenant improvement allowances and $0.3 million for leasing commissions. The actual amount we pay for tenant improvement allowances may be lower than the commitment in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. The Company estimates that the foregoing tenant improvement allowances and leasing commissions will be funded between 2023 and 2035.
The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in this reserve totaled $34.7 million as of December 31, 2022, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
During the year ended December 31, 2022, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Year Ended December 31, 2022
	New Leases	Renewals	Total
Rentable square feet leased	119	686	805
Weighted average rental rate change (cash basis) (1) (2)	(6.0)%	5.7%	4.1%
Tenant leasing costs and concession commitments (3)	$4,237	$25,874	$30,111
Tenant leasing costs and concession commitments per rentable square foot	$35.53	$37.73	$37.41
Weighted average lease term (by rentable square feet) (years)	7.3	7.2	7.3
Tenant leasing costs and concession commitments per rentable square foot per year	$4.85	$5.21	$5.16
___________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. If a space has been vacant for more than 12 months prior to the execution of a new lease, the lease will be excluded from this calculation.
(2)Excludes one new lease for approximately 41,000 square feet of space that had been vacant for more than 12 months at the time the new lease was executed.
(3)Includes commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable).
During the year ended December 31, 2022, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as follows:

Year Ended
December 31, 2022
Lease related costs (1)	$4,362
Lease incentives (2)	1,810
Building, fixtures and improvements (3)	8,452
Total capital expenditures	$14,624
____________________________________
(1)Lease related costs generally include lease commissions paid in connection with the execution of new and/or renewed leases.
(2)Lease incentives generally include expenses paid on behalf of the tenant or reimbursed to the tenant, including expenditures related to the construction of tenant-owned improvements.
(3)Building, fixtures and improvements generally include expenditures to replace obsolete building or land components, expenditures that extend the useful life of existing assets and expenditures to construct landlord owned improvements.
Future Lease Expirations
For a tabular summary of scheduled lease expirations in our property portfolio as of December 31, 2022, see the Lease Expirations table under “Item 2. Properties” in this Annual Report on Form 10-K.
Results of Operations
The results of operations discussed in this section include the accounts of Realty Income Office Assets from January 1, 2021 to October 31, 2021 and all prior periods presented and the accounts of the Company and its consolidated subsidiaries from and after the Merger Effective Time, including Realty Income Office Assets and VEREIT Office Assets.

For the periods presented prior to the date of the Distribution, our historical consolidated and combined financial results reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on our behalf and are reflected as capital contributions.
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021 (dollars in thousands)
The Company’s portfolio size significantly increased in the last two months of 2021 as a result of the Mergers, which contributed to an increase in revenues and expenses when comparing the year ended December 31, 2022 to the same period in 2021. As of December 31, 2022, we had 81 office properties with an aggregate of 9.5 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet as of October 31, 2021, prior to the Merger Effective Time.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Rental	$207,353	$79,460	$127,893
Fee income from unconsolidated joint venture	765	271	494
Total revenues	$208,118	$79,731	$128,387
Rental
The increase in rental revenue of $127.9 million during the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the increase in our overall portfolio size resulting from the closing of the Mergers, which was partially offset by our lower occupancy rate and property dispositions. Including the rental revenue from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, rental revenue decreased by $6.8 million primarily due to our lower occupancy rate and property dispositions. Our portfolio occupancy rate was 88.8% and 91.8% as of December 31, 2022 and 2021, respectively. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the year ended December 31, 2022 the Company recorded a reduction to rental revenue of $1.5 million primarily for property operating expense reimbursements not probable of collection. During the year ended December 31, 2021, the Company did not have any reductions to rental revenue for amounts not probable of collection. Rental revenue also includes lease termination income collected from tenants to allow for tenants to settle their lease obligations and/or vacate their space prior to their scheduled termination dates, as well as amortization of above and below market leases and lease incentives. During the years ended December 31, 2022 and 2021, the Company recognized $1.4 million and $0.3 million, respectively, of lease termination income.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. The increase of $0.5 million during the year ended December 31, 2022 as compared to the same period in 2021 was due to a full year of fees earned from the Arch Street Joint Venture, including property and asset management fees, in 2022 as compared to two months of fees in 2021. Including the fee income from unconsolidated joint venture from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, fee income from unconsolidated joint venture would have been consistent.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Property operating	$61,519	$13,411	$48,108
General and administrative	15,908	3,832	12,076
Depreciation and amortization	131,367	43,922	87,445
Impairments	66,359	49,859	16,500
Transaction related	675	—	675
Spin related	964	7,909	(6,945)
Total operating expenses	$276,792	$118,933	$157,859
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $48.1 million during the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in our portfolio size. Including the property operating expenses from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, property operating expenses increased $11.9 million primarily due to expenses for insurance, property owners association, electricity and HVAC repairs and non-reimbursable expenses due to vacancies.
General and Administrative Expenses
General and administrative expenses increased $12.1 million during the year ended December 31, 2022 as compared to the same period in 2021, which was primarily due to actual costs recorded during the year ended December 31, 2022 following the Distribution and the Company’s commencement of operations as a standalone business, as compared with an allocation of amounts for the first ten months of the year ended December 31, 2021. Including the general and administrative expenses from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, general and administrative expenses increased $6.5 million. General and administrative expenses for Realty Income Office Assets and VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021 are primarily an allocation from Realty Income and VEREIT general and administrative expenses, and therefore, do not reflect the full general and administrative expenses of an independent, separate public company.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $87.4 million during the year ended December 31, 2022 as compared to the same period in 2021 were primarily due to the increase in our portfolio size. Including the depreciation and amortization expenses from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, depreciation and amortization expenses increased $38.5 million, primarily due to the fair valuation of the VEREIT Office Assets as a result of the Mergers.
Impairments
Impairments of $66.4 million were recorded during the year ended December 31, 2022 as compared to $49.9 million impairments during the same period in 2021. The impairment charges in the year ended December 31, 2022 include a total of 18 properties and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability, estimates of sale proceeds, including where applicable, the negotiated price under a definitive agreement to sell the asset. Impairment charges totaling $12.2 million with respect to 11 properties were recorded during the three months ended December 31, 2022. See Note 5 – Fair Value Measures for further information. Impairments for the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021 were $28.1 million, due to four real estate assets that were deemed to be impaired.

Transaction Related Expenses
During the year ended December 31, 2022 the Company incurred $0.7 million of transaction related expenses which primarily consist of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated. No such costs were incurred during the same period in 2021.
Spin Related Expenses
During the year ended December 31, 2022, the Company incurred $1.0 million of spin related expenses as compared to $7.9 million of spin related expenses during the same period in 2021. Such expenses primarily consist of legal and professional fees associated with the formation and organization of the Company, the Mergers and the Distribution. Such costs also include expenses related to the fair value of the warrants issued to the Arch Street Partner and one of its affiliates during the year ended December 31, 2021.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2022	2021	2022 vs 2021 Increase/(Decrease)
Interest expense, net	$(30,171)	$(4,267)	$25,904
Gain on disposition of real estate assets	$2,352	$—	$2,352
Loss on extinguishment of debt, net	$(468)	$(3,782)	$(3,314)
Other income, net	$223	$—	$223
Equity in loss of unconsolidated joint venture, net	$(524)	$(56)	$468
Provision for income taxes	$(212)	$(157)	$55
Interest Expense, net
The increase in interest expense of $25.9 million during the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to an increase in debt outstanding from and after the Distribution. Prior to the Distribution, the Company had no outstanding debt, as compared to $526.0 million as of December 31, 2022, as discussed in Note 6 – Debt, Net. Including the interest expense from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, interest expense increased $19.9 million primarily due to the increase in debt outstanding in connection with the capitalization of the Company.
Gain on disposition of real estate assets
Gain on disposition of real estate assets was $2.4 million for the year ended December 31, 2022 as compared to no gain during the same period in 2021. The gain was related to five of the Company’s 11 dispositions during the year ended December 31, 2022. Four of these properties were subject to cumulative impairment losses of $22.2 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net was $0.5 million during the year ended December 31, 2022 as compared to $3.8 million loss on extinguishment of debt in the same period in 2021. The loss in the 2022 period relates to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as discussed in Note 6 – Debt, Net. The loss in the 2021 period was primarily due to a prepayment penalty related to the early repayment of a mortgage completed in September 2021. Loss on extinguishment of debt, net for the VEREIT Office Assets was $5.3 million for the period from January 1, 2021 to October 31, 2021, which primarily related to the write off of deferred financing costs due to the early extinguishment of mortgage notes payable.

Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture, net was $0.5 million during the year ended December 31, 2022 as compared to equity in loss of the unconsolidated joint venture, net of less than $0.1 million for the same period in 2021. These amounts relate to the Company’s investment in the Arch Street Joint Venture, which interest was transferred to the Company in connection with the Distribution. Including the equity in income (loss) of unconsolidated joint venture from the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021, income decreased $1.2 million primarily related to amortization of the step up in basis in the Company’s investment in the Arch Street Joint Venture as a result of the Mergers.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes was $0.2 million during the year ended December 31, 2022 as compared to $0.2 million for the same period in 2021. The provision for income taxes for the VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021 was $0.5 million.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020 (dollars in thousands)
For a comparison of the year ended December 31, 2021 to the year ended December 31, 2020, see “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on March 24, 2022.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses and gains or losses on extinguishment of swaps and/or debt, and our pro rata share of Core FFO adjustments related to the unconsolidated joint venture. Beginning in 2023, the Company will be revising its definition of Core FFO to also exclude the following non-cash charges which management believes do not reflect the ongoing operating performance of our business: (i) amortization of deferred lease incentives, (ii) amortization of deferred financing costs, (iii) equity-based compensation, and (iv) amortization of premiums and discounts on debt, net. If this definitional change had been made in 2022, the impact would have been an increase to Core FFO for the year ended December 31, 2022 of $6.4 million, or $0.11 per share. This change in definition will be applied retrospectively beginning January 1, 2023.
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
The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(97,494)	$(47,481)
Depreciation and amortization of real estate assets	131,297	43,914
Gain on disposition of real estate assets	(2,352)	—
Impairment of real estate	66,359	49,859
Proportionate share of adjustments for unconsolidated joint venture	1,847	280
FFO attributable to common stockholders	$99,657	$46,572
Transaction related	675	—
Spin related (1)	964	7,909
Loss on extinguishment of debt, net	468	3,782
Core FFO attributable to common stockholders	$101,764	$58,263

Weighted-average shares of common stock outstanding - basic and diluted	56,631,826	56,625,650
FFO attributable to common stockholders per diluted share	$1.76	$0.82
Core FFO attributable to common stockholders per diluted share	$1.80	$1.03
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Mergers and the Distribution and the Company’s start-up activities. Such costs also include expenses related to the fair value of warrants issued to the Arch Street Partner and one of its affiliates during the year ended December 31, 2021.
Liquidity and Capital Resources - Orion Office REIT Inc.
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) repay or refinance the Term Loan Facility (as defined below) which is scheduled to mature on November 12, 2023; (iv) pay dividends to our stockholders; (v) fund capital expenditures and leasing costs at properties we own; and (vi) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of December 31, 2022, we had $20.6 million of cash and cash equivalents and $425.0 million of borrowing capacity under the Revolving Facility.

Our principal liquidity needs beyond the next twelve months are to: (i) repay or refinance debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of December 31, 2022 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2023	2024	2025	2026	2027
Credit facility revolver (1) (2)	SOFR + 2.60%	November 2024	$—	$—	$—	$—	$—	$—
Credit facility term loan (1) (3)	SOFR + 2.60%	November 2023	175,000	175,000	—	—	—	—
Mortgages payable (4)	4.971%	February 2027	355,000	—	—	—	—	355,000
Total			$530,000	$175,000	$—	$—	$—	$355,000
____________________________________
(1)Includes interest rate margin of 2.50% plus SOFR adjustment of 0.10%.
(2)As of December 31, 2022, we did not have any amounts outstanding under our $425.0 million Revolving Facility.
(3)As of December 31, 2022, we had $175.0 million of variable rate debt on the Term Loan Facility effectively fixed through the use of interest rate swap agreements.
(4)The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of December 31, 2022.
Credit Agreement Obligations
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”), including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility” and collectively with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Term Loan Facility is scheduled to mature on November 12, 2023, and the Revolving Facility is scheduled to mature on November 12, 2024. We expect to extend, repay or refinance (or some combination of the foregoing) the Revolver/Term Loan Facilities on or prior to maturity, but we cannot provide any assurance we will be able to do so on favorable terms, in a timely manner, or at all.
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
As of December 31, 2022, the Company had approximately $530.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $175.0 million borrowed under our Term Loan Facility. As of December 31,

2022, we did not have any amounts outstanding under our $425.0 million Revolving Facility. During the year ended December 31, 2022, as part of its normal cash management strategy, the Company borrowed and repaid amounts under the Revolving Facility, which amounts aggregate to net repayments of $90.0 million of borrowings under the Revolving Facility, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. In addition, the Company’s pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of December 31, 2022.
The interest rate applicable to the loans under the Revolver/Term Loan Facilities was initially determined, at the election of Orion OP, on the basis of LIBOR or a base rate, in either case, plus an applicable margin. On December 1, 2022, we, as parent, and Orion OP, as borrower, entered into that certain First Amendment to the Revolver/Term Loan Credit Agreement (the “Amendment”). The Amendment, among other things, (i) changed the benchmark rate under the Revolver/Term Loan Credit Agreement for borrowings from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York), subject to certain adjustments specified in the Revolver/Term Loan Credit Agreement, and (ii) updated certain other provisions regarding successor interest rates to LIBOR. Following the effectiveness of the Amendment, the interest rate applicable to the loans under the Revolver/Term Loan Facilities may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin. This applicable margin was not adjusted as a result of the Amendment other than the change from LIBOR to SOFR and is now (1) in the case of the Revolving Facility, 2.50% for SOFR loans and 1.50% for base rate loans, and (2) in the case of the Term Loan Facility, 2.50% for SOFR loans and 1.50% for base rate loans. Loans under the Revolver/Term Loan Facilities may be prepaid, and unused commitments under the Revolver/Term Loan Facilities may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
As of December 31, 2022, the interest rate per annum under our Term Loan was swapped to a fixed rate of 3.17%.
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
Revolver/Term Loan Facilities Covenants
The Revolver/Term Loan Facilities require that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Revolver/Term Loan Facilities require that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolver/Term Loan Facilities and the Company’s compliance therewith, as calculated per the terms of the Revolver/Term Loan Credit Agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolver/Term Loan Facilities Financial Covenants	Required	December 31, 2022
Ratio of total indebtedness to total asset value	≤ 60%	29.0%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.94x
Ratio of secured indebtedness to total asset value	≤ 45%	19.8%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	12.8%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	13.32x
As of December 31, 2022, Orion OP was in compliance with these financial covenants.
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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan Agreement) (generally two years after the CMBS Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2022, the Company was in compliance with these financial covenants.
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
Also on November 12, 2021, in connection with the entry into the LLCA, the Company granted the Arch Street Partner and Arch Street Capital Partners warrants to purchase up to 1,120,000 shares of our common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of our common stock at a price per share equal to $22.42, at any time. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) if the Arch Street Joint Venture is terminated, the later of the termination of the Arch Street Joint Venture and seven years after issuance.
In accordance with our obligation under the Arch Street Warrants, on November 2, 2022, we filed with the SEC a registration statement on Form S-3 for the registration, under the Securities Act, of the shares of our common stock issuable upon exercise of the Arch Street Warrants, and the registration statement was declared effective by the SEC on November 14, 2022. We will use our commercially reasonable efforts to maintain the effectiveness of the registration statement, and a current prospectus relating thereto, until the earlier of (a) the expiration of the Arch Street Warrants, or (b) the shares issuable upon such exercise become freely tradable under United States federal securities laws by anyone who is not an affiliate (as such term is defined in Rule 144 under the Securities Act (or any successor rule)) of us. The holders of the Arch Street Warrants will also remain subject to the ownership limitations pursuant to our organizational documents.
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
Derivatives and Hedging Activities
During the year ended December 31, 2021, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Revolver/Term Loan Credit Agreement from LIBOR to SOFR, the Company terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility.
Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement will expire upon the earlier of (1) the third anniversary of its execution, (2) the date on which the Arch Street Joint Venture is terminated or (3) the date on which the Arch Street Joint Venture’s gross book value of assets is below $50.0 million. If the Arch Street Joint Venture decides not to acquire any such property, we may seek to acquire the property independently, subject to certain restrictions. We do not anticipate that the ROFO Agreement will have a material impact on our ability to acquire additional real estate investments, although it could result in us acquiring future properties through the Arch Street Joint Venture rather than as sole owner.
Dividends
We have been operating in a manner so as to qualify and have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.

During the year ended December 31, 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows (in thousands, except per share data):

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 17, 2022	$0.10
November 1, 2022	December 30, 2022	January 17, 2023	$0.10
On March 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2023, payable on April 17, 2023, to stockholders of record as of March 31, 2023.
Our dividend policy is established at the discretion of the Company’s Board of Directors and future dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends will exceed our net income under U.S. GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to maintain our qualification as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring share dividends. In addition, our organizational documents permit us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.
Universal Shelf Registration Statement
On November 2, 2022, the Company filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC, and the Universal Shelf was declared effective by the SEC on November 14, 2022. Pursuant to the Universal Shelf, the Company is able to offer and sell from time to time in multiple transactions, up to $750.0 million of the Company’s securities, including through “at the market” offering programs or firm commitment underwritten offerings. These securities may include shares of the Company’s common stock, shares of the Company’s preferred stock, depository shares representing interests in shares of the Company’s preferred stock, debt securities, warrants to purchase shares of the Company’s common stock or shares of the Company’s preferred stock and units consisting of two or more shares of common stock, shares of preferred stock, depository shares, debt securities and warrants.
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of December 31, 2022, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding potential acquisitions and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the year ended December 31, 2022, and it has not repurchased any shares under the Share Repurchase Program through March 8, 2023.
Cash Flow Analysis for the Year Ended December 31, 2022
The following table summarizes the changes in cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 (in thousands):

	Year Ended December 31,		2022 vs 2021 Increase/(Decrease)
	2022	2021
Net cash provided by operating activities	$114,232	$56,108	$58,124
Net cash provided by (used in) investing activities	$22,477	$(12,261)	$34,738
Net cash used in financing activities	$(110,716)	$(18,444)	$(92,272)
Net cash provided by operating activities increased $58.1 million during the year ended December 31, 2022, compared to the same period in 2021 primarily due to the increase in our portfolio size as a result of the Mergers. As of December 31, 2022, we had 81 office properties with an aggregate of 9.5 million leasable square feet as compared to 40 properties with approximately 3.0 million leasable square feet as of October 31, 2021, prior to the Merger Effective Time.
Net cash provided by investing activities increased $34.7 million during the year ended December 31, 2022, compared to the same period in 2021. The change was primarily due to proceeds from the disposition of real estate and distributions received from the Arch Street Joint Venture during the year ended December 31, 2022, partially offset by an increase in capital expenditures and leasing costs associated with lease renewals.
Net cash used in financing activities increased $92.3 million during the year ended December 31, 2022, compared to the same period in 2021, primarily due to net repayments on the Company’s Revolving Facility and payments of dividends to stockholders during the year ended December 31, 2022. Financing activities during the year ended December 31, 2021, included the initial debt capitalization of the Company in connection with the Separation and the Distribution, as well as payments on and extinguishment of mortgages payable and net distributions to parent company prior to the Distribution. Following the Distribution, Realty Income was no longer the parent of Realty Income Office Assets, and therefore, no further distributions to Realty Income occurred.

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
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying value, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021 and year ended December 31, 2020. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying statements of operations.
Results of Operations
For a comparison of the results of operations for certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) for the period from January 1, 2021 to October 31, 2021 to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on March 24, 2022.

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
Liquidity and Capital Resources - VEREIT Office Assets
Cash Flows
The following table summarizes the changes in cash flows for the ten months ended October 31, 2021 compared to the year ended December 31, 2020 (dollars in millions):

	Ten Months Ended October 31,	Year Ended December 31	10 months 2021 to 2020 Change
	2021	2020
Net cash provided by operating activities	$83.7	$108.5	$(24.8)
Net cash (used in) provided by investing activities	$(9.2)	$111.4	$(120.6)
Net cash used in financing activities	$(77.9)	$(219.4)	$141.5
Net cash provided by operating activities decreased $24.8 million during the ten months ended October 31, 2021 compared to the year ended December 31, 2020 primarily due to having only 304 days of activity in the 2021 period versus a full year in the 2020 period, as well as a decrease in rental income due to the disposition of three properties that were sold to the Arch Street Joint Venture during the year ended December 31, 2020.
Net cash used in investing activities was $9.2 million during the ten months ended October 31, 2021, as compared to net cash provided by investing activities of $111.4 million during the year ended December 31, 2020. The change was primarily due to the three properties sold to the Arch Street Joint Venture during the year ended December 31, 2020 for proceeds of $116.4 million after closing costs.
Net cash used in financing activities decreased $141.5 million during the ten months ended October 31, 2021, compared to the year ended December 31, 2020, primarily due to a decrease of $337.4 million in net distributions to parent, offset by an increase of $194.8 million in the repayment of mortgage notes payable.

Contractual Obligations
VEREIT Office Assets was subject to the following contractual obligations as of October 31, 2021 (in thousands).

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease and ground lease commitments	$11,762	$55	$987	$658	$10,062
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See information appearing under the caption “Liquidity and Capital Resources – Orion Office REIT Inc.” appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Interest Rate Risk
As of December 31, 2022, our debt included fixed-rate debt, with a fair value and carrying value of $332.3 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2022 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $11.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $12.1 million.
As of December 31, 2022, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from December 31, 2022 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million.
As of December 31, 2022, we did not have any outstanding variable-rate debt that was not swapped-to-fixed through the use of derivative instruments. See Note 6 – Debt, Net to our consolidated and combined financial statements.
As of December 31, 2022, our interest rate swaps had a fair value that resulted in net assets of $6.3 million. See Note 7 – Derivatives and Hedging Activities to our consolidated and combined financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 2. Properties” in this Annual Report on Form 10-K. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
Item 9A. Controls and Procedures.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at a reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, due to an exemption established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
2023 Annual Bonus Program
On March 7, 2023, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, approved a new annual incentive program for the Company’s 2023 fiscal year (the “2023 Bonus Program”). Under the 2023 Bonus Program, each of the Company’s named executive officers, Paul McDowell, Gavin Brandon, and Gary Landriau (the “executives”), are eligible to earn an annual incentive bonus based on the applicable executive’s individual performance and the Company’s achievement of performance goals relating to (1) Core FFO per share, (2) total general and administrative expenses (“G&A expenses”), and (3) Net Debt to Adjusted EBITDA. The weighting of each component of the 2023 Bonus Program is as follows:

Bonus Component	Weighting
Individual Performance	33%
Core FFO per share	30%
G&A expenses	13%
Net Debt to Adjusted EBITDA	24%
Under the 2023 Bonus Program, 50% of each target bonus component will be earned for performance at the threshold level, 100% of each target bonus component will be earned for performance at the target level and 150% of each target bonus component will be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum performance levels will be interpolated on a straight-line basis.
Pursuant to their respective employment agreements, in 2023 each of the executives will be eligible to earn an annual cash bonus targeted at a percentage of the executive’s base salary as follows: 100% for Mr. McDowell, 100% for Mr. Brandon and 92% for Mr. Landriau.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein beginning on page F-1.
Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation is included herein beginning on page F-29.
All other schedules have been omitted as the required information is either presented in the consolidated and combined financial statements or is not applicable.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-268121), filed on November 2, 2022 and incorporated herein by reference).
4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 24, 2022 and incorporated herein by reference).
10.1	Agreement of Limited Partnership of Orion Office REIT LP (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).
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

10.4
Amended & Restated Limited Liability Company Agreement of OAP/VER Venture, LLC, dated November 12, 2021 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.5
Right of First Offer Agreement, dated November 12, 2021, by and between Orion Office REIT Inc. and OAP/VER Venture, LLC (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.6†	Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
10.7†
Form of Employment Agreement, by and among Orion Services, LLC, Orion Office REIT Inc. and each named executive officer of Orion Office REIT Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.8†
Form of Indemnification Agreement entered into between Orion Office REIT Inc. and each of its directors and executive officers (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.9†
Form of Restricted Stock Unit Award for Non-Employee Directors under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference).

10.10†
Form of Restricted Stock Unit Award for Employees under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference).

10.11
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference)

10.12
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference)

10.13†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2022 Awards) (filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference)

10.14†*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2023 Awards)
10.15
First Amendment to Credit Agreement, dated as of December 1, 2022, among Orion Office REIT LP, as Borrower, Orion Office REIT Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto relating to the Revolver/Term Loan Facilities (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 5, 2022 and incorporated herein by reference).

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
____________________________________
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
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Office REIT Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Paul H. McDowell	Chief Executive Officer, President and Director	March 8, 2023
Paul H. McDowell	(Principal Executive Officer)

/s/ Gavin B. Brandon	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2023
Gavin B. Brandon	(Principal Financial Officer)

/s/ Revea L. Schmidt	Senior Vice President and Chief Accounting Officer	March 8, 2023
Revea L. Schmidt	(Principal Accounting Officer)

/s/ Reginald H. Gilyard	Director, Non-Executive Chairman	March 8, 2023
Reginald H. Gilyard

/s/ Kathleen R. Allen	Director	March 8, 2023
Kathleen R. Allen

/s/ Richard J. Lieb	Director	March 8, 2023
Richard J. Lieb

/s/ Gregory J. Whyte	Director	March 8, 2023
Gregory J. Whyte

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Orion Office REIT Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Office REIT Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.
San Diego, California
March 8, 2023

ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate investments, at cost:
Land	$238,225	$250,194
Buildings, fixtures and improvements	1,128,400	1,231,551
Total real estate investments, at cost	1,366,625	1,481,745
Less: accumulated depreciation	133,379	128,109
Total real estate investments, net	1,233,246	1,353,636
Accounts receivable, net	21,641	17,916
Intangible lease assets, net	202,832	298,107
Cash and cash equivalents	20,638	29,318
Real estate assets held for sale, net	2,502	—
Other assets, net	90,214	60,501
Total assets	$1,571,073	$1,759,478

LIABILITIES AND EQUITY
Bridge facility, net	$—	$354,357
Mortgages payable, net	352,167	—
Credit facility term loan, net	173,815	172,490
Credit facility revolver	—	90,000
Accounts payable and accrued expenses	26,161	17,379
Below-market lease liabilities, net	14,068	20,609
Distributions payable	5,664	—
Other liabilities, net	23,340	16,355
Total liabilities	595,215	671,190

Common stock, $0.001 par value, 100,000,000 shares authorized 56,639,040 and 56,625,650 shares issued and outstanding as of each of December 31, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	1,147,014	1,145,278
Accumulated other comprehensive income	6,308	299
Accumulated deficit	(178,910)	(58,715)
Total stockholders’ equity	974,469	1,086,919
Non-controlling interest	1,389	1,369
Total equity	975,858	1,088,288
Total liabilities and equity	$1,571,073	$1,759,478

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2022	2021	2020
Rental	$207,353	$79,460	$53,474
Fee income from unconsolidated joint venture	765	271	—
Total revenues	208,118	79,731	53,474
Operating expenses:
Property operating	61,519	13,411	5,770
General and administrative	15,908	3,832	2,051
Depreciation and amortization	131,367	43,922	25,950
Impairments	66,359	49,859	18,671
Transaction related	675	—	—
Spin related	964	7,909	—
Total operating expenses	276,792	118,933	52,442
Other (expenses) income:
Interest expense, net	(30,171)	(4,267)	(2,931)
Gain on disposition of real estate assets	2,352	—	—
Loss on extinguishment of debt, net	(468)	(3,782)	—
Other income, net	223	—	—
Equity in loss of unconsolidated joint venture, net	(524)	(56)	—
Total other (expenses) income, net	(28,588)	(8,105)	(2,931)
Loss before taxes	(97,262)	(47,307)	(1,899)
Provision for income taxes	(212)	(157)	—
Net loss	(97,474)	(47,464)	(1,899)
Net income attributable to non-controlling interest	(20)	(17)	—
Net loss attributable to common stockholders	$(97,494)	$(47,481)	$(1,899)

Weighted-average shares outstanding - basic and diluted	56,632	56,626	$56,626
Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(0.84)	$(0.03)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(97,474)	$(47,464)	$(1,899)
Total other comprehensive income (loss)
Unrealized gain on interest rate derivatives	7,802	209	—
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net (loss) income	(1,793)	90	—
Total other comprehensive income	6,009	299	—

Total comprehensive loss	(91,465)	(47,165)	(1,899)
Comprehensive income attributable to non-controlling interest	(20)	(17)	—
Total comprehensive loss	$(91,485)	$(47,182)	$(1,899)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Parent Investment	Total Stockholders’ and Parent Company Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2020	—	$—	$—	$—	$—	$508,006	$508,006	$—	$508,006
Net loss	—	—	—	—	—	(1,899)	(1,899)	—	(1,899)
Distributions to parent company, net	—	—	—	—	—	(8,989)	(8,989)	—	(8,989)
Balance, December 31, 2020	—	—	—	—	—	497,118	497,118	—	497,118
Net (loss) income	—	—	—	—	(58,715)	11,234	(47,481)	17	(47,464)
Contributions from parent company, net	—	—	—	—	—	633,650	633,650	1,352	635,002
Issuance of common stock, net	56,625,650	57	1,141,945	—	—	(1,142,002)	—	—	—
Grant of stock warrants	—	—	3,269	—	—	—	3,269	—	3,269
Equity-based compensation, net	—	—	64	—	—	—	64	—	64
Other comprehensive income	—	—	—	299	—	—	299	—	299
Balance, December 31, 2021	56,625,650	57	1,145,278	299	(58,715)	—	1,086,919	1,369	1,088,288
Net (loss) income	—	—	—	—	(97,494)	—	(97,494)	20	(97,474)
Distributions	—	—	—	—	(22,701)	—	(22,701)	—	(22,701)
Repurchases of common stock to settle tax obligations	(2,177)	—	(20)	—	—	—	(20)	—	(20)
Equity-based compensation, net	15,567	—	1,756	—	—	—	1,756	—	1,756
Other comprehensive income, net	—	—	—	6,009	—	—	6,009	—	6,009
Balance, December 31, 2022	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$—	$974,469	$1,389	$975,858

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(97,474)	$(47,464)	$(1,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,367	43,922	25,950
Non-cash revenue adjustments, net	171	(1,315)	(406)
Amortization of net premiums on mortgages payable	—	(60)	(411)
Impairments	66,359	49,859	18,671
Gain on disposition of real estate assets	(2,352)	—	—
Loss on extinguishment of debt, net	468	3,782	—
Amortization of deferred financing costs	4,364	728	—
Equity-based compensation	1,756	65	—
Equity in loss of unconsolidated joint venture, net	524	56	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	2,247	(5,017)	613
Accounts payable, accrued expenses and other liabilities, net	6,802	11,552	(191)
Net cash provided by operating activities	114,232	56,108	42,327
Cash flows from investing activities:
Capital expenditures and leasing costs	(11,624)	(9,916)	(464)
Proceeds from disposition of real estate	31,854	—	—
Investment in unconsolidated joint venture	—	(2,478)	—
Return of investment from unconsolidated joint venture	2,247	133	—
Net cash provided by (used in) investing activities	22,477	(12,261)	(464)
Cash flows from financing activities:
Proceeds from bridge facility	—	355,000	—
Repayment of bridge facility, including debt extinguishment costs	(355,026)	—	—
Proceeds from mortgages payable	355,000	—	—
Payments on mortgages payable	—	(36,476)	(32,678)
Proceeds from credit facility term loan	—	175,000	—
Proceeds from credit facility revolver	70,000	90,000	—
Repayments of credit facility revolver	(160,000)	—	—
Payments of deferred financing costs	(3,096)	(10,514)	—
Repurchases of common stock to settle tax obligations	(20)	—	—
Payments of deferred equity offering costs	(535)	—	—
Distributions paid	(16,991)	—	—
Distributions to parent company, net	—	(587,156)	(8,989)
Other financing activities	(48)	—	—
Payments upon extinguishment of mortgages payable	—	(4,298)	—
Net cash used in financing activities	(110,716)	(18,444)	(41,667)
Net change in cash and cash equivalents and restricted cash	25,993	25,403	196

Cash and cash equivalents and restricted cash, beginning of period	29,318	3,915	3,719
Cash and cash equivalents and restricted cash, end of period	$55,311	$29,318	$3,915

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$29,318	$—	$—
Restricted cash at beginning of period	—	3,915	3,719
Cash and cash equivalents and restricted cash at the beginning of the period	$29,318	$3,915	$3,719

Cash and cash equivalents at end of period	$20,638	$29,318	$—
Restricted cash at the end of the period	34,673	—	3,915
Cash and cash equivalents and restricted cash at the end of the period	$55,311	$29,318	$3,915

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
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
As of December 31, 2022, the Company owned and operated 81 office properties and related assets totaling approximately 9.5 million leasable square feet located within 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of December 31, 2022, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 – Summary of Significant Accounting Policies
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
Principles of Consolidation and Combination and Basis of Presentation
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021 and for the year ended December 31, 2020, as the ownership interests were under common control and ownership of Realty Income during the respective periods. From and after the Merger Effective Time, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated and combined balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
For periods presented prior to the date of the Distribution, the historical consolidated and combined results for the Company reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on the Company’s behalf and are reflected as capital contributions.
For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one or more of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. The Company consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding real estate investment impairments.
Reclassification
Acquisition, disposition, and leasing deal related costs incurred by the Company, previously included in the acquisition related line on the consolidated and combined statements of operations, have been presented in the transaction related line for prior periods presented to be consistent with the current period presentation. Spin related costs are costs incurred by the Company in connection with the Separation and the Distribution. These costs were previously included in the transaction costs line on the consolidated and combined statements of operations and have been presented in the spin related line for prior periods presented to be consistent with the current period presentation. These reclassifications had no effect on the reported results of operations.
Spin Related
Spin related expenses are expensed as incurred. Such expenses are primarily comprised of the legal and professional fees associated with the formation and organization of the Company, the Mergers and the Distribution. Such costs also include expenses related to the fair value of the warrants issued to the Arch Street Partner and one of its affiliates during the year ended December 31, 2021.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Leases
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. As of December 31, 2022, none of the Company’s leases were classified as sales-type leases or direct financing leases.
Lessee
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as finance lease, otherwise it is classified as an operating lease.
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
The right-of-use (“ROU”) asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the year ended December 31, 2022, the Company recorded a reduction to rental revenue of $1.5 million for income not probable of collection. During the years ended December 31, 2021 and 2020, the Company did not record any reductions to rental revenue for amounts not probable of collection.
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable (i.e., the property operating expenses paid directly by tenants are not included in the Company’s consolidated and combined financial statements).

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Rental revenue also includes lease termination income collected from tenants to allow for tenants to settle their lease obligations and/or vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the years ended December 31, 2022 and 2021, the Company recognized $1.4 million and $0.3 million, respectively, of lease termination income. During the year ended December 31, 2020, the Company did not recognize any lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.8 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. No such fee income was earned for the year ended December 31, 2020.
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
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place leases include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. The Company also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases at acquisition. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. A bargain renewal period is provision in a lease which allows a lessee, at its option, to renew a lease at a rate that is sufficiently lower than fair market lease rates at the date such option is exercisable such that exercise of the option appears, at the inception of the lease, to be reasonably certain. Above-market leases are amortized as a reduction to rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental revenue over the remaining terms of the respective leases, including any bargain renewal periods.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Assets Held for Sale
The Company classifies a real estate investment as held for sale when certain criteria are met in accordance with U.S. GAAP. Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation or amortization expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. See Note 3 – Real Estate Investments and Related Intangibles for further discussion regarding properties held for sale.
If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is classified as held and used at the lower of (i) its carrying value before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in the Arch Street Joint Venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company records its proportionate share of net income (loss) from the Arch Street Joint Venture in equity in loss of unconsolidated joint venture, net in the consolidated statements of operations. See Note 3 – Real Estate Investments and Related Intangibles for further discussion on the Company’s investment in the Arch Street Joint Venture.
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of the Arch Street Joint Venture were identified during the years ended December 31, 2022 and 2021. Prior to the Distribution, the Company did not own any investments in an unconsolidated joint venture.
Impairments
Real Estate Assets
The Company performs impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in a property’s net operating cash flows, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize any impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 5 – Fair Value Measures.
Right of Use Assets
The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company’s other long-lived assets. No impairments of ROU assets were identified during the years ended December 31, 2022, 2021, and 2020. See Note 5 – Fair Value Measures for further discussion.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
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
Restricted Cash
The Company had $34.7 million in restricted cash as of December 31, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company did not have any restricted cash balances as of December 31, 2021. The Company had $3.9 million in restricted cash as of December 31, 2020, which primarily consisted of mortgage impounds and security deposits related to mortgages payable. In accordance with certain debt agreements that were outstanding as of December 31, 2020, rent from certain of the Company’s tenants was deposited directly into a lockbox account, from which the monthly debt service payments were disbursed to the lender and the excess funds were then disbursed to the Company. Included in the restricted cash as of December 31, 2020 was $3.4 million in mortgage impounds related to mortgages payable and $0.5 million in security deposits related to mortgages payable. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Facility (as defined in Note 6 – Debt, Net), are presented on the consolidated balance sheets as a direct deduction from the carrying value of the related debt liability rather than as an asset. Deferred financing costs related to the Revolving Facility are included in other assets, net in the accompanying consolidated balance sheets. Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, treasury locks, options and forwards to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company has used and intends to continue to use interest rate swaps as part of its cash flow hedging strategy. The Company does not intend to utilize derivatives for trading or speculative purposes or for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income, net in the consolidated and combined statements of operations and consolidated and combined statements of comprehensive income (loss). If the derivative is designated and qualifies for cash flow hedge accounting treatment, the change in fair value of the derivative is recorded in other

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.
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
Income Taxes
The Company has been operating in a manner so to qualify and has elect to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”), commencing with the taxable year ended December 31, 2021. To maintain the Company’s qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain to its stockholders. However, Orion OP is still subject to certain state and local income, franchise, property, and other taxes in the various jurisdictions in which it operates. The Company may also be subject to federal income taxes on certain income and federal excise taxes on its undistributed income.
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
During both the years ended December 31, 2022 and 2021, the Company recognized state and local income and franchise tax expense of $0.2 million, which is included in provision for income taxes in the accompanying consolidated and combined statements of operations.
The Company regularly analyzes its income tax positions in the jurisdictions in which it operates and only recognizes the income tax effect in the financial statements when certain criteria regarding uncertain tax positions have been met. The Company believes that its material income tax positions would more likely than not be sustained upon examination by the relevant taxing authorities. Therefore, no provisions related to material uncertain income tax positions have been recognized in the accompanying consolidated and combined financial statements during the years ended December 31, 2022 and 2021. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated and combined statements of operations.
For periods presented prior to the Merger Effective Time, Realty Income Office Assets was owned by Realty Income, a Maryland corporation which had elected to be taxed as a REIT, under the Code. Under the REIT operating structure, Realty Income was permitted to deduct dividends paid to its stockholders in determining its taxable income. Assuming Realty Income’s dividends equaled or exceeded its taxable net income, it was generally not required to pay federal corporate income taxes on such income. Accordingly, no provision was made for federal income taxes in the accompanying consolidated and combined financial statements of the Company for such prior periods.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The FASB issued ASU 2022-06 in December 2022, in association with Topic 848, to extend the sunset date from December 31, 2022 to December 31, 2024. The guidance under Topic 848 may be elected over time as reference rate reform activities occur. As of December 31, 2022, all of our debt and derivative instruments have been converted from the London Interbank Offered Rate, commonly referred to as LIBOR, to the Secured Overnight Financing Rate, commonly referred to as SOFR. In connection with the transition of the benchmark rate for borrowings under the Revolver/Term Loan Credit Agreement (as defined in Note 6 – Debt, Net) from LIBOR to SOFR, the Company terminated the existing interest rate swap agreements and entered into new interest rate swap agreements during the three months ended December 31, 2022. The new interest rate swap agreements continue to be accounted for as a cash flow hedge. The adoption of ASU 2020-04 did not have a material impact on our consolidated and combined financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheets as of December 31, 2022. The Company did not have any other acquisitions during the year ended December 31, 2022 and during the years ended December 31, 2021 and 2020, the Company had no acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total dispositions	11	—	—
Aggregate gross sales price	$33,098	$—	$—

Gain on disposition of real estate assets	$2,352	$—	$—
Property count	5	—	—

Impairments on disposition of real estate assets	$5,089	$—	$—
Property count	6	—	—
As of December 31, 2022, there was one property classified as held for sale, which the Company expected to be sold in the next 12 months as part of its portfolio management strategy. The property had a carrying value of $2.5 million primarily comprised of land of $0.6 million and building, fixtures and improvements, net of $1.9 million, included in real estate assets held for sale, net in the accompanying consolidated and balance sheets. During the year ended December 31, 2022, the Company recorded a loss of $6.0 million related to held for sale properties, which is included in impairments in the accompanying consolidated and combined statements of operations.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Intangible Lease Assets and Liabilities
Intangible lease assets consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	December 31, 2022	December 31, 2021
Intangible lease assets:
In-place leases, net of accumulated amortization of $144,798 and $65,247, respectively	5.4	$177,698	$272,743
Leasing commissions, net of accumulated amortization of $1,553 and $456, respectively	12.4	13,614	10,349
Above-market lease assets, net of accumulated amortization of $11,391 and $6,239, respectively	5.5	9,826	15,015
Deferred lease incentives, net of accumulated amortization of $116	4.7	1,694	—
Total intangible lease assets, net		$202,832	$298,107

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $17,249 and $14,459, respectively	8.4	$14,068	$20,609
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $1.2 million, $1.0 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million for the year ended December 31, 2022 as compared to no impact to rental revenue for the years ended December 31, 2021 and 2020. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $95.4 million, $23.1 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027
In-place leases:
Total projected to be included in amortization expense	$73,501	$49,185	$21,652	$15,499	$7,441
Leasing commissions:
Total projected to be included in amortization expense	$1,340	$1,297	$1,229	$1,229	$1,226
Above-market lease assets:
Total projected to be deducted from rental revenue	$4,776	$2,995	$860	$682	$237
Deferred lease incentives:
Total projected to be deducted from rental revenue	$403	$403	$386	$288	$212
Below-market lease liabilities:
Total projected to be added to rental revenue	$5,994	$3,786	$1,036	$817	$655
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the consolidated joint venture had total assets of $27.7 million and $27.4 million, respectively, of which $24.9 million and $26.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization. The joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, the Company has the ability to control the operating and financing policies of the consolidated joint venture and the joint venture partner must obtain the Company’s approval for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of December 31, 2022 and 2021 and for the year ended December 31, 2022 and 2021 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Year Ended (2)
Investment	December 31, 2022		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2020
Arch Street Joint Venture (3) (4)	20%	6	$15,824	$18,631	$(524)	$(56)	$—
____________________________________
(1)The Company’s ownership interest reflects its legal ownership interest. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in the joint venture agreement regarding capital contributions, distributions of cash flow based on capital account balances and allocations of profits and losses. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interest.
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the Mergers and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in loss, net reflects operations following the Merger Effective Time.
(3)During the year ended December 31, 2022, the Arch Street Joint Venture did not acquire any properties. During the year ended December 31, 2021, the Arch Street Joint Venture acquired one property from a third party for a purchase price of $30.5 million.
(4)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.9 million and $2.1 million as of December 31, 2022 and 2021, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Mergers. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net	$10,461	$10,194
Straight-line rent receivable, net	11,180	7,722
Total	$21,641	$17,916

Other assets, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Restricted cash	$34,673	$—
Right-of-use assets, net (1)	26,422	30,958
Investment in unconsolidated joint venture	15,824	18,631
Derivative assets	6,308	299
Deferred costs, net (2)	4,619	6,246
Prepaid expenses	1,305	3,730
Other assets, net	1,063	637
Total	$90,214	$60,501
____________________________________
(1)Amortization expense for below market right-of-use asset was $0.2 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively. There was no amortization expense for below market right-of-use asset for the year ended December 31, 2020. Includes right-of-use finance leases of $9.0 million and $13.8 million, right-of-use operating leases of $10.6 million and $10.2 million, and a below-market right-of-use asset, net of $6.8 million and $7.1 million, as of December 31, 2022 and 2021, respectively.
(2)Amortization expense for deferred costs related to the Revolving Facility totaled $2.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, as compared to no amortization expense for deferred costs for the year ended December 31, 2020. Accumulated amortization for deferred costs related to the Revolving Facility was $2.5 million and $0.3 million as of December 31, 2022 and 2021, respectively. Includes outstanding deferred equity offering costs of $0.5 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of December 31, 2022. There was no such balance as of December 31, 2021.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Derivative assets	$—	$6,308	$—	$6,308

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Derivative assets	$—	$299	$—	$299
Derivative Assets – The Company’s derivative financial instruments relate to interest rate swap agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility (as defined in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022 and 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, and property and equipment, right of use assets and its investment in the Arch Street Joint Venture, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable.
As part of the Company’s impairment review procedures, net real estate assets representing 18 and 10 properties were deemed to be impaired during the years ended December 31, 2022 and 2021, respectively, resulting in impairment charges of $66.4 million and $49.9 million during the years ended December 31, 2022 and 2021, respectively. The impairment charges relate to adjustments to expected sales prices for certain non-core assets which have been identified by management for potential sale or management determined would not be re-leased by the existing tenant.
During the year ended December 31, 2020, the Company analyzed a unique triggering event related to one property that had a near term lease expiration, combined with a mortgage loan maturity. The estimated future undiscounted cash flows of this property indicated that carrying value was not expected to be recovered, and after estimating the fair value, an impairment charge of $18.7 million was recorded for the year ended December 31, 2020. The fair value measurement for this property was determined by applying a sales price based on market comparable sales provided by a third party. This input is categorized as level two on the valuation hierarchy. The Company also identified the impact of the COVID-19 pandemic as an impairment triggering event during the year ended December 31, 2020. However, after performing review procedures, the Company did not identify additional carrying values of properties impacted by the COVID-19 pandemic during the year ended December 31, 2020.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Number of properties	18	10	1

Carrying value of impaired properties	$142,748	$109,197	$29,129
Provisions for impairment	(66,359)	(49,859)	(18,671)
Estimated fair value	$76,389	$59,338	$10,458
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
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2022, the fair value measurement for 17 impaired properties was determined by applying an estimated sales price based on market data and one impaired property by applying a weighted average discount rate of 8.5% and capitalization rate of 8.0%. During the year ended December 31, 2022, impairment charges of $39.5 million were recorded for held and used properties, $0.2 million for held for sale properties, and $26.7 million for disposed properties.
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2021, the fair value measurement for all 10 impaired properties was determined by applying an estimated sales price based on market data. During the year ended December 31, 2021, impairment charges of $49.9 million were recorded for held and used properties, and no impairment charges were recorded for held for sale properties or disposed properties.
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2022
Assets of properties held and used	$—	$38,900	$11,957	$50,857
Assets of properties held for sale	—	2,502	—	2,502
	$—	$41,402	$11,957	$53,359

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2021
Assets of properties held and used	$—	$—	$59,339	$59,339
Assets of properties held for sale	—	—	—	—
	$—	$—	$59,339	$59,339
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022

	Level	Carrying Value at December 31, 2022	Fair Value at December 31, 2022	Carrying Value at December 31, 2021	Fair Value at December 31, 2021
Liabilities (1):
Bridge facility	2	—	—	$355,000	$355,000
Mortgages payable	2	355,000	332,323	—	—
Credit facility term loan	2	175,000	175,000	175,000	175,000
Credit facility revolver (2)	2	—	—	90,000	90,000
Total		$530,000	$507,323	$620,000	$620,000
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
(2)As of December 31, 2022, the Company did not have any amounts outstanding under its $425.0 million Revolving Facility.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.
Note 6 – Debt, Net
As of December 31, 2022, the Company had $526.0 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.0 years and a weighted-average interest rate of 4.38%. The following table summarizes the carrying value of debt as of December 31, 2022 and 2021, and the debt activity for the year ended December 31, 2022 (in thousands):

		Year Ended December 31, 2022
	Balance as of December 31, 2021	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2022
Mortgages payable:
Outstanding balance	$—	$355,000	$—	$—	$355,000
Deferred costs	—	(3,446)	—	613	(2,833)
Mortgages payable, net	—	351,554	—	613	352,167

Bridge facility:
Outstanding balance	355,000	—	(355,000)	—	—
Deferred costs	(643)	—	442	201	—
Bridge facility, net	354,357	—	(354,558)	201	—

Credit facility term loan:
Outstanding balance	175,000	—	—	—	175,000
Deferred costs	(2,510)	(44)	—	1,369	(1,185)
Credit facility term loan, net	172,490	(44)	—	1,369	173,815

Credit facility revolver:
Outstanding balance	90,000	70,000	(160,000)	—	—
Credit facility revolver	90,000	70,000	(160,000)	—	—

Total debt	$616,847	$421,510	$(514,558)	$2,183	$525,982

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of December 31, 2022 (in thousands):

Total
2023	$175,000
2024	—
2025	—
2026	—
2027	355,000
Total	$530,000
Credit Agreement
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Revolver/Term Loan Credit Agreement”) providing for a three-year, $425 million senior revolving credit facility (the “Revolving Facility”), including a $25 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Revolver/Term Loan Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement,” and together with the Revolver/Term Loan Credit Agreement, the “Credit Agreements”) providing for a 6-month, $355.0 million senior bridge term loan facility (the “Bridge Facility,” and together with the Revolver/Term Loan Facilities, the “Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Term Loan Facility is scheduled to mature on November 12, 2023, and the Revolving Facility is scheduled to mature on November 12, 2024. The Company expects to extend, repay or refinance (or some combination of the foregoing) the Revolver/Term Loan Facilities on or prior to maturity. The Company has sufficient available capacity under the Revolving Facility to repay the Term Loan Facility, if needed.
On November 12, 2021, Orion OP borrowed $90.0 million under the Revolving Facility, and each of the Term Loan Facility and the Bridge Facility was fully drawn. Approximately $595.0 million of the net proceeds of the Facilities was distributed by the Company to Realty Income in accordance with the Separation and Distribution Agreement. Orion OP retained the remaining net proceeds of such borrowings as working capital for the general corporate purposes of the Company, Orion OP and Orion OP’s subsidiaries. In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan, and the Bridge Credit Agreement was terminated. As of December 31, 2022, the Company did not have any borrowings under the Revolving Facility and, therefore, had $425.0 million of availability under the Revolving Facility.
The interest rate applicable to the loans under the Revolver/Term Loan Facilities was initially determined, at the election of Orion OP, on the basis of LIBOR or a base rate, in either case, plus an applicable margin. On December 1, 2022, the Company, as parent, and Orion OP, as borrower, entered into that certain First Amendment to the Revolver/Term Loan Credit Agreement (the “Amendment”). The Amendment, among other things, (i) changed the benchmark rate under the Revolver/Term Loan Credit Agreement for borrowings from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York), subject to certain adjustments specified in the Revolver/Term Loan Credit Agreement, and (ii) updated certain other provisions regarding successor interest rates to LIBOR. Following the effectiveness of the Amendment, the interest rate applicable to the loans under the Revolver/Term Loan Facilities may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin. This applicable margin was not adjusted as a result of the Amendment other than the change from LIBOR to SOFR and is now (1) in the case of the Revolving Facility, 2.50% for SOFR loans and 1.50% for base rate loans, and (2) in the case of the Term Loan Facility, 2.50% for SOFR loans and 1.50% for base rate loans. Loans under the Revolver/Term Loan Facilities may be prepaid, and unused commitments under the Revolver/Term Loan Facilities may be reduced, at any time, in whole or in part, without premium or penalty (except for LIBOR breakage costs).
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
December 31, 2022
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
The Revolver/Term Loan Facilities require that Orion OP comply with various covenants, including, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. In addition, the Revolver/Term Loan Facilities require that Orion OP satisfy the following financial covenants:
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
As of December 31, 2022, Orion OP was in compliance with these financial covenants.
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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time following the Prepayment Lockout Release Date (as defined in the CMBS Loan Agreement) (generally in March 2024, two years after the CMBS Loan has been fully securitized), subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2022, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of December 31, 2022 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$465,098	$355,000	4.97%	4.1
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of December 31, 2022.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of December 31, 2022 and 2021, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility. The initial interest rate swap agreements were effective on December 1, 2021 and were scheduled to terminate on November 12, 2023. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Revolver/Term Loan Credit Agreement from LIBOR to SOFR, the Company terminated the initial interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Interest rate swaps	Other assets, net	$6,308	$299
During the years ended December 31, 2022 and 2021, the Company recorded unrealized gains of $7.8 million and $0.2 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. There were no similar amounts recorded during the year ended December 31, 2020, as the interest rate swap agreement did not exist during that period.
During the years ended December 31, 2022 and 2021, the Company reclassified previous gains of $1.8 million and previous losses of $0.1 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. There were no similar amounts recorded during the year ended December 31, 2020.
During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified from other comprehensive income as a decrease to interest expense.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Derivatives Not Designated as Hedging Instruments
As of each of December 31, 2022 and 2021, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2022 and 2021 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022	$6,308	$—	$—	$6,308	$—	$—	$—	$6,308
December 31, 2021	$299	$—	$—	$299	$—	$—	$—	$299
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures:
Cash paid for interest	$25,108	$2,412	$3,479
Cash paid for income taxes	$634	$98	$—
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$3,243	$286	$—
Accrued deferred financing costs	$25	$—	$—
Non-cash assets and liabilities contributed by parent company	$—	$1,142,002	$—
Establishment of right-of-use assets and lease liabilities	$1,193	$989	$—
Distributions declared and unpaid	$5,664	$—	$—
Land acquired upon finance lease termination	$4,707	$—	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accrued real estate and other taxes	$10,191	$10,322
Accrued operating and other	10,034	4,127
Accrued capital expenditures and leasing costs	2,333	32
Accrued interest	1,810	1,093
Accounts payable	1,793	1,805
Total	$26,161	$17,379
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
certain improvements, and leasing commissions. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. As of December 31, 2022, the Company had total commitments of $51.2 million outstanding for tenant improvement allowances and $0.3 million for leasing commissions. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in the reserve totaled $34.7 million as of December 31, 2022, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of December 31, 2022, the Company’s operating leases have non-cancelable lease terms ranging from 0.2 years to 15.3 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter as of December 31, 2022 (in thousands).

Future Minimum Base Rent Payments
2023	$137,833
2024	110,559
2025	72,868
2026	69,771
2027	50,342
Thereafter	184,574
Total	$625,947
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of December 31, 2022, the Company’s operating leases had remaining lease terms ranging from 0.9 years to 62.0 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.49% as of December 31, 2022. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date, lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
Operating lease costs were $1.0 million, $0.3 million, and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. No cash paid for operating lease liabilities was capitalized.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2022 (in thousands).

Future Minimum Lease Payments
2023	$1,134
2024	883
2025	892
2026	478
2027	445
Thereafter	12,939
Total	16,771
Less: imputed interest	6,079
Total	$10,692
Note 12 – Stockholders’ Equity
Common Stock
The Company was initially capitalized on July 15, 2021 with the issuance of 100,000 shares of common stock to Realty Income for a total of $1,000.
On November 10, 2021, the Company issued 56,525,650 additional shares of common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock. On November 12, 2021, Realty Income effected the Distribution.
During the year ended December 31, 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows (in thousands, except per share data):

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 17, 2022	$0.10
November 1, 2022	December 30, 2022	January 17, 2023	$0.10
The following table sets forth the federal income tax characterization of dividends paid on a percentage basis on the Company’s common stock for the year ended December 31, 2022:

Year Ended December 31,
2022
Ordinary dividends	—%
Capital gain distributions	—%
Nondividend distributions	100.0%
Total	100.0%
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
December 31, 2022
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
Note 13 - Equity-Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, other employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the requisite service period, which is generally the vesting period. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based RSUs”) and restricted stock units that may vest in a number ranging from 0% to 100% of the total number of units granted, based on the Company’s total shareholder return measured on an absolute basis (“TSR-Based RSUs”) and certain operational performance metrics (“Metrics-Based RSUs” and collectively with the TSR-Based RSUs, “Performance Based RSUs”), in each case during a three-year performance period, subject to the recipient’s continued service with the Company.
During the year ended December 31, 2021, the Company granted Time-Based RSUs to non-employee directors and officers of the Company. During the year ended December 31, 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of December 31, 2022, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company began recognizing compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based RSUs and Performance-Based RSUs for the years ended December 31, 2022 and 2021 was $1.4 million and $0.1 million, respectively. As of December 31, 2022 and 2021, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $2.7 million and $0.5 million, respectively, with an aggregate weighted-average remaining term of 2.0 years and 2.2 years, respectively.
The following table details the activity of the Time-Based RSUs during the year ended December 31, 2022:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2021	27,920	$20.96
Granted	144,594	$16.81
Vested	(15,567)	$21.10
Forfeited	—	$—
Unvested units, December 31, 2022	156,947	$17.12

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2022
The following table details the activity of the Performance-Based RSUs during the year ended December 31, 2022:

	Performance-Based RSUs	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2021	—	$—
Granted	212,154	$13.65
Vested	—	$—
Forfeited	—	$—
Unvested units, December 31, 2022	212,154	$13.65
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its employees of Realty Income time-based restricted stock units and stock options granted in connection with the Mergers. Equity-based compensation expense for the years ended December 31, 2022 and 2021, related to such Realty Income equity-based compensation awards, was $0.4 million and $0.1 million. As of December 31, 2022 and 2021, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.2 million and $0.6 million, respectively, with an aggregate weighted-average remaining term of 1.0 year and 1.7 years, respectively.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the year ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(97,474)	$(47,464)	$(1,899)
Income attributable to non-controlling interests	(20)	(17)	—
Net loss available to common stockholders used in basic and diluted net income per share	(97,494)	(47,481)	(1,899)

Weighted average shares of common stock outstanding - basic	56,631,826	56,625,650	56,625,650
Effect of dilutive securities (1)	—	—	—
Weighted average shares of common stock - diluted	56,631,826	56,625,650	56,625,650

Basic and diluted loss per share attributable to common stockholders	$(1.72)	$(0.84)	$(0.03)
____________________________________
(1)As of December 31, 2022, 2021 and 2020, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	—	—	—
Weighted average stock warrants	1,120,000	1,120,000	—
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Distributions
On March 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2023, payable on April 17, 2023, to stockholders of record as of March 31, 2023.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2022 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2022	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Food, Beverage & Tobacco - St. Charles, MO	$—	$3,675	$13,828	$—	$17,503	$(6,212)	4/1/2011	1993
Telecommunication Services - Brownsville, TX	—	1,740	11,571	—	13,311	(5,198)	4/1/2011	2007
Telecommunication Services - Augusta, GA	—	—	11,128	—	11,128	(4,999)	4/1/2011	2007
Telecommunication Services - Salem, OR	—	1,722	10,074	—	11,796	(4,300)	6/22/2011	2000
Financial Institutions - Mount Pleasant, SC	—	10,803	25,511	—	36,314	(7,259)	1/22/2013	2003
Health Care Equipment & Services - St. Louis, MO	12,041	—	38,799	(36)	38,763	(11,022)	1/22/2013	2009
Transportation - Uniontown, OH	—	2,238	53,114	(43,452)	11,900	(111)	1/22/2013	2003
Government & Public Services - Brownsville, TX	1,345	321	6,803	28	7,152	(1,993)	1/22/2013	2008
Government & Public Services - Parkersburg, WV	—	494	12,902	1	13,397	(3,672)	1/22/2013	2009
Government & Public Services - Paris, TX	2,292	274	5,392	246	5,912	(1,540)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	146	2,086	(8)	2,224	(639)	1/22/2013	2002
Government & Public Services - Dallas, TX	—	399	9,748	(4)	10,143	(2,813)	1/22/2013	2011
Government & Public Services - Redding, CA	—	676	20,553	(173)	21,056	(5,874)	1/22/2013	2003
Government & Public Services - Minneapolis, MN	—	1,046	8,588	—	9,634	(2,443)	1/22/2013	2005
Government & Public Services - Malone, NY	5,134	824	9,485	40	10,349	(2,794)	1/22/2013	2011
Government & Public Services - Sioux City, IA	—	77	4,761	(5)	4,833	(1,380)	1/22/2013	2011
Government & Public Services - Knoxville, TN	—	761	9,041	154	9,956	(2,611)	1/22/2013	2011
Government & Public Services - New Port Richey, FL	—	780	10,111	(5,991)	4,900	—	1/22/2013	2000
Health Care Equipment & Services - Bedford, TX	34,167	1,608	56,219	—	57,827	(15,996)	1/22/2013	2010
Vacant - Tucson, AZ	—	3,800	6,554	(42)	10,312	(271)	1/22/2013	1999
Government & Public Services - Eagle Pass, TX	—	68	811	(52)	827	(236)	1/22/2013	2002
Transportation - Memphis, TN	17,114	3,570	16,601	276	20,447	(4,798)	2/27/2013	1999
Transportation - Columbus, OH	16,014	—	19,637	—	19,637	(5,353)	6/19/2013	2012
Food & Staples Retailing - Deerfield, IL	—	4,093	11,511	(9,362)	6,242	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,262	11,988	(9,750)	6,500	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,082	11,484	(9,340)	6,226	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	4,089	11,503	(9,355)	6,237	—	8/27/2013	1984
Food & Staples Retailing - Deerfield, IL	—	2,586	7,275	(5,917)	3,944	—	8/27/2013	1976
Food & Staples Retailing - Deerfield, IL	—	3,181	8,947	(7,277)	4,851	—	8/27/2013	1976
Capital Goods - Cedar Rapids, IA	7,000	1,000	12,981	—	13,981	(3,415)	10/10/2013	2013
Consumer Durables & Apparel - Providence, RI	—	2,550	21,779	—	24,329	(5,579)	1/31/2014	1985
Materials - East Windsor, NJ	10,391	240	13,446	(6)	13,680	(3,340)	4/30/2014	2008
Media & Entertainment - East Syracuse, NY	11,002	880	15,817	—	16,697	(3,935)	4/30/2014	2000
Government & Public Services - Cocoa, FL	—	450	949	62	1,461	(35)	11/1/2021	2009
Vacant - Berkeley, MO	—	—	9,163	4,752	13,915	(375)	11/1/2021	2011

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2022 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2022	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Government & Public Services - Grangeville, ID	$—	$1,385	$3,436	$22	$4,843	$(165)	11/1/2021	2007
Government & Public Services - Fort Worth, TX	—	572	3,985	—	4,557	(139)	11/1/2021	2010
Government & Public Services - Plattsburgh, NY	—	1,136	2,486	—	3,622	(99)	11/1/2021	2008
Financial Institutions - Warwick, RI	—	1,358	3,982	—	5,340	(142)	11/1/2021	1995
Energy - Longmont, CO	—	2,106	12,543	—	14,649	(435)	11/1/2021	1993
Health Care Equipment & Services - Waukegan, IL	—	636	4,136	204	4,976	(140)	11/1/2021	1980
Health Care Equipment & Services - Fresno, CA	—	4,454	17,292	—	21,746	(599)	11/1/2021	1984
Telecommunication Services - Richardson, TX	—	1,187	21,037	28	22,252	(702)	11/1/2021	1986
Health Care Equipment & Services - San Antonio, TX	—	2,125	15,425	367	17,917	(543)	11/1/2021	2008
Energy - Tulsa, OK	—	6,865	34,716	—	41,581	(1,158)	11/1/2021	1995
Vacant - Englewood, CO	—	2,291	2,989	323	5,603	(132)	11/1/2021	2011
Consumer Durables & Apparel - Denver, CO	—	5,707	36,047	1,068	42,822	(1,247)	11/1/2021	2001
Vacant - Richardson, TX	—	2,047	12,733	7	14,787	(478)	11/1/2021	2008
Commercial & Professional Services - Lawrence, KS	—	3,576	2,996	—	6,572	(132)	11/1/2021	1997
Commercial & Professional Services - Lawrence, KS	—	3,334	3,449	—	6,783	(149)	11/1/2021	2003
Materials - The Woodlands, TX	—	5,772	14,236	2,234	22,242	(562)	11/1/2021	2009
Consumer Durables & Apparel - Englewood, CO	20,537	3,354	14,714	463	18,531	(545)	11/1/2021	2009
Vacant - Malvern, PA	—	3,853	25,296	—	29,149	(895)	11/1/2021	1999
Media & Entertainment - Milwaukee, WI	—	2,727	18,083	—	20,810	(607)	11/1/2021	2001
Telecommunication Services - Nashville, TN	9,291	2,588	9,587	337	12,512	(358)	11/1/2021	2002
Commercial & Professional Services - The Woodlands, TX	—	2,550	17,481	715	20,746	(620)	11/1/2021	2014
Retailing - Santee, CA	—	—	9,859	337	10,196	(353)	11/1/2021	2003
Materials - Glen Burnie, MD	—	3,095	11,466	611	15,172	(395)	11/1/2021	1984
Health Care Equipment & Services - Irving, TX	—	9,267	19,853	—	29,120	(683)	11/1/2021	1997
Capital Goods - Tulsa, OK	—	1,904	1,238	—	3,142	(52)	11/1/2021	1982
Government & Public Services - Covington, KY	—	4,087	56,991	466	61,544	(1,917)	11/1/2021	2002
Software & Services - Amherst, NY	—	3,561	3,186	—	6,747	(165)	11/1/2021	1986
Commercial & Professional Services - Dublin, OH	—	1,287	4,688	—	5,975	(169)	11/1/2021	1997
Capital Goods - Sterling, VA	29,094	10,515	25,393	—	35,908	(901)	11/1/2021	2011
Capital Goods - Malvern, PA	11,552	2,607	10,844	—	13,451	(414)	11/1/2021	2014
Health Care Equipment & Services - Indianapolis, IN	—	1,430	4,386	80	5,896	(163)	11/1/2021	1993
Health Care Equipment & Services - Plano, TX	—	9,834	35,893	45	45,772	(1,249)	11/1/2021	2009
Capital Goods - Blair, NE	—	558	1,210	—	1,768	(54)	11/1/2021	2009
Commercial & Professional Services - Schaumburg, IL	—	3,313	6,532	—	9,845	(251)	11/1/2021	1986
Insurance - Oklahoma City, OK	—	3,393	22,998	—	26,391	(817)	11/1/2021	2009
Software & Services - Lincoln, NE	—	—	6,587	—	6,587	(267)	11/1/2021	2009

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2022 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2022	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Insurance - Buffalo, NY	$—	$4,710	$36,740	$—	$41,450	$(1,253)	11/1/2021	2007
Insurance - Urbana, MD	23,165	4,028	19,888	—	23,916	(709)	11/1/2021	2011
Health Care Equipment & Services - Nashville, TN	—	1,165	11,749	—	12,914	(415)	11/1/2021	2010
Retailing - Kennesaw, GA	11,430	—	11,141	—	11,141	(431)	11/1/2021	2012
Capital Goods - Duluth, GA	14,669	3,684	14,786	—	18,470	(525)	11/1/2021	1999
Pharmaceuticals, Biotechnology & Life Sciences - Parsippany, NJ	—	9,537	9,174	—	18,711	(387)	11/1/2021	2009
Software & Services - Bedford, MA	—	22,381	26,029	4	48,414	(1,017)	11/1/2021	2001
Financial Institutions - Hopewell, NJ	92,663	19,325	57,846	524	77,695	(1,977)	11/1/2021	2001
Health Care Equipment & Services - Phoenix, AZ	26,099	4,786	21,346	844	26,976	(775)	11/1/2021	2012
	$355,000	$246,525	$1,206,632	$(86,532)	$1,366,625	$(133,379)
____________________________________
(1)Initial costs exclude subsequent impairment charges.
(2)Consists of capital expenditures and real estate development costs, net of condemnations, easements, impairment charges and other adjustments.
(3)Gross intangible lease assets of $360.7 million and the associated accumulated amortization of $157.9 million are not reflected in the table above.
(4)The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2022 was approximately $2.2 billion.
(5)Depreciation is computed using the straight-line method over the estimated useful lives of up to 35 years for buildings and five to 15 years for building fixtures and improvements.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022 (in thousands)
The following is a reconciliation of the gross real estate activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$1,481,745	$634,019	$659,441
Additions:
Acquisitions/improvements	13,203	927,001	457
Deductions/Other
Sold or disposed of	(18,548)	(657)	(119)
Impairments	(87,834)	(77,636)	(25,760)
Reclassified to real estate assets held or sale, net	(21,941)	—	—
Other	—	(982)	—
Balance, end of year	$1,366,625	$1,481,745	$634,019
The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$128,109	$136,143	$125,311
Additions:
Depreciation expense	35,855	20,805	18,040
Deductions/Other
Sold or disposed of	(169)	(657)	(119)
Impairments	(21,757)	(27,947)	(7,089)
Reclassified to real estate assets held for sale, net	(8,659)	—	—
Other	—	(235)	—
Balance, end of year	$133,379	$128,109	$136,143

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Orion Office REIT Inc.
Opinion on the Financial Statements
We have audited the accompanying combined and consolidated balance sheet of VEREIT Office Assets (the "Company"), as described in Note 1 to the combined and consolidated financial statements, as of October 31, 2021, the related combined and consolidated statements of operations, equity and cash flows, for the ten months ended October 31, 2021 and the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021, and the results of its operations and its cash flows for the ten months ended October 31, 2021 and the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

Tempe, Arizona
March 24, 2022

We have served as the Company’s auditor since 2021.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED BALANCE SHEET
(In thousands)

October 31, 2021
ASSETS
Real estate investments, at cost:
Land	$163,295
Buildings, fixtures and improvements	1,303,038
Intangible lease assets	184,560
Total real estate investments, at cost	1,650,893
Less: accumulated depreciation and amortization	528,167
Total real estate investments, net	1,122,726
Operating lease right-of-use assets	5,361
Investment in unconsolidated joint venture	14,466
Restricted cash	8
Rent and tenant receivables and other assets, net	35,035
Goodwill	159,129
Total assets	$1,336,725

LIABILITIES AND EQUITY
Below-market lease liabilities, net	$5,308
Accounts payable and accrued expenses	5,763
Deferred rent and other liabilities	8,001
Operating lease liabilities	5,359
Total liabilities	24,431
Commitments and contingencies (Note 4)
Net parent investment	1,311,167
Non-controlling interest	1,127
Total equity	1,312,294
Total liabilities and equity	$1,336,725
The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Ten Months Ended	Year Ended December 31,
	October 31, 2021	2020
Rental revenue (including reimbursable)	$134,740	$170,304
Fee income from unconsolidated joint venture	654	596
Total revenues	135,394	170,900
Operating expenses:
Property operating (including reimbursable)	36,173	46,597
General and administrative	5,602	7,029
Depreciation and amortization	48,938	62,662
Impairments	28,064	9,306
Total operating expenses	118,777	125,594
Other (expenses) income:
Other income, net	152	158
Interest expense	(5,961)	(9,905)
Gain on disposition of real estate assets, net	—	9,765
Loss on extinguishment of debt, net	(5,294)	(1,686)
Equity in income of unconsolidated joint venture	697	535
Total other expenses, net	(10,406)	(1,133)
Income before taxes	6,211	44,173
Provision for income taxes	(520)	(640)
Net income	5,691	43,533
Net loss attributable to non-controlling interest	62	60
Net income attributable to VEREIT Office Assets	$5,753	$43,593

The accompanying notes are an integral part of these statements.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Total Equity
Balance, January 1, 2020	$1,310,129
Distributions, net	(192,228)
Net income	43,533
Balance, December 31, 2020	1,161,434
Contributions, net	145,169
Net income	5,691
Balance, October 31, 2021	$1,312,294

The accompanying notes are an integral part of these statements.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Ten Months Ended	Year Ended December 31,
	October 31, 2021	2020
Cash flows from operating activities:
Net income	$5,691	$43,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,894	62,225
Impairments	28,064	9,306
Gain on disposition of real estate assets, net	—	(9,765)
Loss on extinguishment of debt, net	5,294	1,686
Equity in income of unconsolidated joint venture	(697)	(535)
Distributions from unconsolidated joint venture	697	524
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	803	613
Accounts payable and accrued expenses	(4,860)	2,525
Deferred rent, operating lease and other liabilities	(156)	(1,593)
Net cash provided by operating activities	83,730	108,519
Cash flows from investing activities:
Capital expenditures and leasing costs	(8,019)	(7,427)
Real estate developments	(259)	(1,327)
Proceeds from disposition of real estate	—	116,360
Investments in unconsolidated joint venture	(2,180)	(2,669)
Return of investment from unconsolidated joint venture	1,147	718
Principal repayments received on other investments	—	5,768
Proceeds from the settlement of property-related insurance claims	70	10
Net cash (used in) provided by investing activities	(9,241)	111,433
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable	(223,064)	(28,233)
Net contributions from (distributions to) parent	145,169	(192,228)
Net cash used in financing activities	(77,895)	(219,429)
Net change in cash and cash equivalents and restricted cash	(3,406)	523

Cash and cash equivalents and restricted cash, beginning of period	3,414	2,891
Cash and cash equivalents and restricted cash, end of period	$8	$3,414

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at the beginning of period	$400	$190
Restricted cash at the beginning of the period	3,014	2,701
Cash and cash equivalents and restricted cash at the beginning of the period	$3,414	$2,891

Cash and cash equivalents at the end of the period	$—	$400
Restricted cash at the end of the period	8	3,014
Cash and cash equivalents and restricted cash at the end of the period	$8	$3,414

Supplemental disclosures:
Cash paid for interest	$6,521	$10,491
Non-cash investing and financing activities:
Real estate contributions to unconsolidated joint venture	$—	$17,240
Accrued capital expenditures and real estate developments	$(2,033)	$(288)

The accompanying notes are an integral part of these statements.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
Note 1 - Organization and Summary of Significant Accounting Policies
Organization
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
As of October 31, 2021, VEREIT Office Assets had one reportable segment which owned 52 properties, which included one property owned by a consolidated joint venture, totaling approximately 7.6 million leasable square feet located in 25 states in the United States and Puerto Rico, and an investment in one unconsolidated joint venture that owned five office properties totaling approximately 0.8 million leasable square feet located within five states. As of October 31, 2021, VEREIT Office Assets had not conducted any business as a separate legal entity and had no other material assets or liabilities.
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated balance sheet and statements of operations. The results of operations for the ten months ended October 31, 2021 are not necessarily indicative of the results for the entire year.
For legal entities being evaluated for consolidation, VEREIT Office Assets must have first determined whether the interests that it held and fees it received qualified as variable interests in the entity. A variable interest is an investment or other interest that would absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. VEREIT Office Assets’ evaluation included consideration of fees paid to VEREIT Office Assets where VEREIT’s management, on behalf of VEREIT Office Assets, acted as a decision maker or service provider to the entity being evaluated. If VEREIT Office Assets determined that it held a variable interest in an entity, it evaluated whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. VEREIT Office Assets consolidated entities that are not VIEs if it had a majority voting interest or other rights that resulted in effectively controlling the entity.
VEREIT Office Assets then qualitatively assessed whether it is (or is not) the primary beneficiary of a VIE, which is generally defined as the party who has a controlling financial interest in the VIE. Consideration of various factors included, but were not limited to, VEREIT Office Assets’ ability to direct the activities that most significantly impacted the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
to the VIE. VEREIT Office Assets consolidated any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to VEREIT Office Assets’ combined and consolidated financial statements. VEREIT Office Assets continually evaluated the need to consolidate these VIEs based on standards set forth in U.S. GAAP.
These combined and consolidated financial statements were derived from the books and records of VEREIT and were carved out from VEREIT at a carrying value reflective of historical cost in such VEREIT records. VEREIT Office Assets’ historical financial results reflect charges for certain corporate costs and we believe such charges are reasonable. Costs of the services that were charged to VEREIT Office Assets were based on either actual costs incurred or a proportion of costs estimated to be applicable to this entity, based on VEREIT Office Assets’ pro rata share of VEREIT’s annualized rental income. Annualized rental income is rental revenue on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any adjustments to rental income due to changes in the collectability assessment, contingent rent, such as percentage rent, and operating expense reimbursements. The historical combined and consolidated financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if there had been an independent, stand-alone public company during the periods presented or of the Company’s future performance as an independent, stand-alone company.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
When impairment indicators were identified or if a property was considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, VEREIT management assessed the recoverability of the assets by determining whether the carrying value of the assets would be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP required VEREIT Office Assets to utilize the expected holding period of its properties when assessing recoverability. In the event that such expected undiscounted future cash flows did not exceed the carrying value, the real estate assets were adjusted to their respective fair values and an impairment loss was recognized. There were inherent uncertainties in making estimates of expected future cash flows such as market conditions and performance and sustainability of the tenants.
Investment in Unconsolidated Joint Venture
As of October 31, 2021, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned five properties with total real estate investments, at cost, of $196.2 million and total debt outstanding of $118.4 million, which was non-recourse to VEREIT Office Assets.
VEREIT Office Assets accounted for its investment in the Arch Street Joint Venture using the equity method of accounting as VEREIT Office Assets had the ability to exercise significant influence, but not control, over operating and financing policies of the joint venture. The equity method of accounting required the investment to be initially recorded at cost and subsequently adjusted for VEREIT Office Assets’ share of equity in the joint venture’s earnings and distributions. VEREIT Office Assets recorded its proportionate share of net income (loss) from the Arch Street Joint Venture in equity in income of unconsolidated joint venture in the combined and consolidated statements of operations.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An impairment charge was recorded when an impairment was deemed to be other-than-temporary. To determine whether an impairment was other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value was fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could have resulted in different conclusions. No impairments of the investment in the Arch Street Joint Venture were identified during the ten months ended October 31, 2021 or year ended December 31, 2020.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit would be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If VEREIT believed, as a result of its qualitative assessment, that it was more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit was less than its carrying value, the quantitative impairment test was required. Otherwise, no quantitative testing was required. If VEREIT determined, as a result of the qualitative assessment, that it was more-likely-than-not that the fair value was less than the carrying value, the provisions of guidance required that the fair value be compared to the carrying value. Goodwill was considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021 or year ended December 31, 2020. The results of the VEREIT impairment tests carried over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statements of operations.
Cash and Cash Equivalents
VEREIT Office Assets considered all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. VEREIT Office Assets considered investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
As of October 31, 2021, restricted cash included $8,000 in lender reserves.
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
Deferred Financing Costs
Deferred financing costs represented commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs were presented on the combined and consolidated balance sheet as a direct deduction from the carrying value of the related debt liability. These costs were amortized to interest expense over the terms of the respective financing agreements and used the straight-line method, which approximated the effective interest method. Unamortized deferred financing costs were written off when the associated debt was refinanced or repaid before maturity. Costs incurred in connection with potential financing transactions that were not completed were expensed in the period in which it is determined the financing would not be completed.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
Leases - Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the terms and conditions were assessed to determine the proper lease classification. When the terms of a lease effectively transferred control of the underlying asset, the lease was classified as a sales-type lease. When a lease did not effectively transfer control of the underlying asset to the lessee, but a guarantee was obtained for the value of the asset from a third party, the lease was classified as a direct financing lease. All other leases were classified as operating leases. As of October 31, 2021, VEREIT Office Assets did not classify any leases as sales-type or direct financing leases.
For operating leases with minimum scheduled rent increases, rental revenue was recognized on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments was probable. Variable lease payments were recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments were based occur.
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
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continued to evolve during the ten months ended October 31, 2021 and year ended December 31, 2020. Federal, state, and local authorities responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there were no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the ten months ended October 31, 2021 and year ended December 31, 2020, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.
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
Income Taxes
As of October 31, 2021, VEREIT Office Assets was owned by VEREIT, which had elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. VEREIT believed it was organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021. As a REIT, VEREIT was generally not subject to federal income tax on taxable income that it distributed to its stockholders so long as it had distributed annually at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). Accordingly, no provision was made for federal income taxes in the accompanying combined and consolidated financial statements of VEREIT Office Assets.
During the ten months ended October 31, 2021 and year ended December 31, 2020, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.5 million and $0.6 million, respectively. Amounts were included in provision for income taxes in the accompanying combined and consolidated statements of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the ten months ended October 31, 2021 and year ended December 31, 2020. Any interest and penalties related to unrecognized tax benefits were recognized in provision for income taxes in the accompanying combined and consolidated statements of operations. As of October 31, 2021, VEREIT Office Assets had no material uncertain income tax positions.
Note 2 – Real Estate Investments and Related Intangibles
Property Dispositions
During the year ended December 31, 2020, VEREIT Office Assets disposed of three properties, selling them to the Arch Street Joint Venture for an aggregate net sales price of $135.5 million. The dispositions resulted in proceeds of $116.4 million after closing costs and VEREIT Office Assets recorded a net gain of $9.8 million related to the dispositions, which was included in gain on disposition of real estate assets, net in the accompanying combined and consolidated statements of operations.
Intangible Lease Assets and Liabilities
Intangible lease assets consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	October 31, 2021
Intangible lease assets:
In-place leases, net of accumulated amortization of $119,604	10.1	$29,091
Leasing commissions, net of accumulated amortization of $5,679	9.1	8,744
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $14,793	9.8	6,649
Total intangible lease assets, net		$44,484

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $18,504	10.3	$5,308
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $29,000 for the ten months ended October 31, 2021 and $67,000 for the year ended December 31, 2020. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $13.0 million for the ten months ended October 31, 2021 and $17.8 million for the year ended December 31, 2020.

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of October 31, 2021 (in thousands):

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
Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of October 31, 2021. As of October 31, 2021, the consolidated joint venture had total assets of $30.7 million, of which $27.7 million were real estate investments, net of accumulated depreciation and amortization. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets and had a net balance of $14.8 million as of December 31, 2020. During the ten months ended October 31, 2021, VEREIT, on behalf of VEREIT Office Assets, repaid the balance of the mortgage note in full and there were no amounts outstanding as of October 31, 2021. The joint venture partner was the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner was required to obtain VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
Impairments
VEREIT management performed quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment and right of use assets, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of VEREIT management’s quarterly impairment review procedures, net real estate assets representing four and two properties of VEREIT Office Assets were deemed to be impaired resulting in impairment charges of $28.1 million and $9.3 million during the ten months ended October 31, 2021 and year ended December 31, 2020, respectively. The impairment charges related to properties that VEREIT management identified for potential sale or were determined, based on discussions with the current tenants, would not be re-leased by the tenant and VEREIT management believed the properties would not be leased to another tenant at a rental rate that supported the book value.
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
Note 4 – Commitments and Contingencies
Litigation
VEREIT Office Assets was party to various legal proceedings which it believed are routine in nature and incidental to the operation of its business. VEREIT Office Assets did not believe that any of these outstanding claims against it were expected to have a material adverse effect upon its consolidated financial position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, VEREIT Office Assets may have potentially been liable for costs and damages related to environmental matters. VEREIT Office Assets was not notified by any governmental authority of any non-compliance, liability or other claim, and was not aware of any other environmental condition, in each case, that it believed would have a material adverse effect upon its results of operations.
Note 5 – Leases
Lessor
As of October 31, 2021, VEREIT Office Assets was the lessor for its 52 office properties. VEREIT Office Assets’ operating leases have non-cancelable lease terms ranging from 0.17 years to 11.59 years as of October 31, 2021. Certain leases with tenants included tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may have also contained rent increases that were based on an index or rate (e.g., the consumer price index). VEREIT Office Assets believed the residual value risk was not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2021	2020
Fixed:
Cash rent	$109,582	$132,402
Straight-line rent	(4,889)	(869)
Lease intangible amortization	(29)	(67)
Property operating cost reimbursements	3,270	3,794
Total fixed	107,934	135,260

Variable (1)	26,806	35,044
Total rental revenue	$134,740	$170,304
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
Lessee
VEREIT Office Assets was the lessee under one ground lease arrangement, which met the criteria of an operating lease. As of October 31, 2021, VEREIT Office Assets’ lease had a remaining lease term of 35.8 years, which included options to extend. Under the ground lease arrangement, VEREIT Office Assets paid variable costs, which included property operating expenses and common area maintenance. The discount rate for VEREIT Office Assets’ operating lease was 5.17% as of October 31, 2021. As VEREIT Office Assets’ lease did not provide an implicit rate, VEREIT Office Assets used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
Operating lease costs for the ten months ended October 31, 2021 and for the year ended December 31, 2020 were $0.2 million and $0.3 million, respectively. No cash paid for operating lease liabilities was capitalized.
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