Form 10-Q
period 2023-03-31
Orion Office REIT Inc.
filed 2023-05-09
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,663,927 shares of common stock of Orion Office REIT Inc. outstanding as of May 5, 2023

ORION OFFICE REIT INC.
For the quarterly period ended March 31, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$236,966	$238,225
Buildings, fixtures and improvements	1,127,590	1,128,400
Total real estate investments, at cost	1,364,556	1,366,625
Less: accumulated depreciation	141,093	133,379
Total real estate investments, net	1,223,463	1,233,246
Accounts receivable, net	24,697	21,641
Intangible lease assets, net	182,629	202,832
Cash and cash equivalents	23,755	20,638
Real estate assets held for sale, net	2,502	2,502
Other assets, net	89,826	90,214
Total assets	$1,546,872	$1,571,073

LIABILITIES AND EQUITY
Mortgages payable, net	$352,337	$352,167
Credit facility term loan, net	174,153	173,815
Accounts payable and accrued expenses	19,957	26,161
Below-market lease liabilities, net	12,526	14,068
Distributions payable	5,666	5,664
Other liabilities, net	22,286	23,340
Total liabilities	586,925	595,215

Common stock, $0.001 par value, 100,000,000 shares authorized 56,663,927 and 56,639,040 shares issued and outstanding as of each of March 31, 2023 and December 31, 2022, respectively	57	57
Additional paid-in capital	1,147,466	1,147,014
Accumulated other comprehensive income	4,540	6,308
Accumulated deficit	(193,516)	(178,910)
Total stockholders’ equity	958,547	974,469
Non-controlling interest	1,400	1,389
Total equity	959,947	975,858
Total liabilities and equity	$1,546,872	$1,571,073

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Rental	$49,990	$53,017
Fee income from unconsolidated joint venture	200	189
Total revenues	50,190	53,206
Operating expenses:
Property operating	15,344	15,314
General and administrative	4,309	3,517
Depreciation and amortization	28,166	34,353
Impairments	3,754	1,602
Transaction related	105	63
Spin related	—	756
Total operating expenses	51,678	55,605
Other (expenses) income:
Interest expense, net	(7,139)	(6,847)
Loss on extinguishment of debt, net	—	(468)
Other income, net	36	39
Equity in loss of unconsolidated joint venture, net	(123)	(41)
Total other (expenses) income, net	(7,226)	(7,317)
Loss before taxes	(8,714)	(9,716)
Provision for income taxes	(160)	(166)
Net loss	(8,874)	(9,882)
Net income attributable to non-controlling interest	(11)	(24)
Net loss attributable to common stockholders	$(8,885)	$(9,906)

Weighted-average shares outstanding - basic and diluted	56,642	56,626
Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.17)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,874)	$(9,882)
Total other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(72)	3,818
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net loss	(1,696)	239
Total other comprehensive income (loss)	(1,768)	4,057

Total comprehensive loss	(10,642)	(5,825)
Comprehensive income attributable to non-controlling interest	(11)	(24)
Total comprehensive loss	$(10,653)	$(5,849)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net (loss) income	—	—	—	—	(8,885)	(8,885)	11	(8,874)
Distributions	—	—	—	—	(5,721)	(5,721)	—	(5,721)
Repurchases of Common Stock to settle tax obligations	(12,728)	—	(74)	—	—	(74)	—	(74)
Equity-based compensation, net	37,615	—	526	—	—	526	—	526
Other comprehensive income, net	—	—	—	(1,768)	—	(1,768)	—	(1,768)
Balance, March 31, 2023	56,663,927	$57	$1,147,466	$4,540	$(193,516)	$958,547	$1,400	$959,947

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(9,906)	(9,906)	24	(9,882)
Distributions	—	—	—	—	(5,707)	(5,707)	—	(5,707)
Equity-based compensation, net	—	—	270	—	—	270	—	270
Other comprehensive income, net	—	—	—	4,057	—	4,057	—	4,057
Balance, March 31, 2022	56,625,650	$57	$1,145,548	$4,356	$(74,328)	$1,075,633	$1,393	$1,077,026

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,874)	$(9,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,166	34,353
Non-cash revenue adjustments, net	(2,656)	(1,092)
Impairments	3,754	1,602
Loss on extinguishment of debt, net	—	468
Amortization of deferred financing costs	1,048	1,172
Equity-based compensation	526	270
Equity in loss of unconsolidated joint venture, net	123	41
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(4,308)	(1,989)
Accounts payable, accrued expenses and other liabilities, net	(6,338)	3,210
Net cash provided by operating activities	11,441	28,153
Cash flows from investing activities:
Capital expenditures and leasing costs	(3,138)	(1,836)
Return of investment from unconsolidated joint venture	421	601
Proceeds from the settlement of property-related insurance claims	250	—
Net cash used in investing activities	(2,467)	(1,235)
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	—	(355,026)
Proceeds from mortgages payable	—	355,000
Proceeds from credit facility revolver	—	70,000
Repayments of credit facility revolver	—	(69,000)
Payments of deferred financing costs	(40)	(3,096)
Repurchases of common stock to settle tax obligations	(74)	—
Payments of deferred equity offering costs	(10)	—
Distributions paid	(5,664)	—
Other financing activities	(56)	(46)
Net cash used in financing activities	(5,844)	(2,168)
Net change in cash and cash equivalents and restricted cash	3,130	24,750

Cash and cash equivalents and restricted cash, beginning of period	55,311	29,318
Cash and cash equivalents and restricted cash, end of period	$58,441	$54,068

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$20,638	$29,318
Restricted cash at beginning of period	34,673	—
Cash and cash equivalents and restricted cash at beginning of period	$55,311	$29,318

Cash and cash equivalents at end of period	$23,755	$18,585
Restricted cash at end of period	34,686	35,483
Cash and cash equivalents and restricted cash at end of period	$58,441	$54,068

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) was incorporated in the state of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, the Company became independent and publicly traded and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”.
As of March 31, 2023, the Company owned and operated 81 office properties and related assets totaling approximately 9.5 million leasable square feet located within 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of March 31, 2023, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The consolidated statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one or more of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses of the entity; or (c) the right to receive the expected returns of the entity. The

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Company consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
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
Reclassification
Acquisition, disposition and leasing deal related costs incurred by the Company, previously included in the acquisition related line on the consolidated statements of operations, have been presented in the transaction related line for prior periods presented to be consistent with the current period presentation. Spin related costs are costs incurred by the Company in connection with the Separation and the Distribution. These costs were previously included in the transaction costs line on the consolidated statements of operations and have been presented in the spin related line for all prior periods presented to be consistent with the current period presentation. These reclassifications had no effect on the reported results of operations.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. During the three months ended March 31, 2022, the Company did not record any reductions to rental revenue for amounts not probable of collection.
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue and amounts paid directly by tenants are recorded on a net basis, as applicable (i.e., the property operating expenses paid directly by tenants are not included in the Company’s consolidated financial statements).
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the three months ended March 31, 2023, the Company recognized $1.6 million of lease termination income. During the three months ended March 31, 2022, the Company did not recognize any lease termination income.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended March 31, 2023 and 2022.
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
Restricted Cash
The Company had $34.7 million in restricted cash as of March 31, 2023 and December 31, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
There are no recent account pronouncements that the Company has yet to adopt as of March 31, 2023, that are expected to have a significant impact on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2023, the Company had no acquisitions. During the three months ended March 31, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of March 31, 2022. The Company did not have any other acquisitions during the three months ended March 31, 2022.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2023 and 2022, the Company had no dispositions.
As of March 31, 2023, there was one property classified as held for sale, which the Company expected to be sold in the next 12 months as part of its portfolio management strategy. The property had a carrying value of $2.5 million primarily comprised of land of $0.6 million and building, fixtures and improvements, net of $1.9 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	March 31, 2023	December 31, 2022
Intangible lease assets:
In-place leases, net of accumulated amortization of $156,457 and $144,798, respectively	5.6	$158,395	$177,698
Leasing commissions, net of accumulated amortization of $1,908 and $1,553, respectively	12.4	14,143	13,614
Above-market lease assets, net of accumulated amortization of $12,130 and $11,391, respectively	5.8	8,498	9,826
Deferred lease incentives, net of accumulated amortization of $217 and $116, respectively	4.7	1,593	1,694
Total intangible lease assets, net		$182,629	$202,832

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $18,791 and $17,249, respectively	8.8	$12,526	$14,068
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million for the three months ended March 31, 2023, as compared to no impact to rental revenue for the three months ended March 31, 2022. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $19.7 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028
In-place leases:
Total projected to be included in amortization expense	$54,378	$49,049	$21,608	$15,499	$7,441	$4,592
Leasing commissions:
Total projected to be included in amortization expense	$1,086	$1,404	$1,336	$1,336	$1,333	$1,191
Above-market lease assets:
Total projected to be deducted from rental revenue	$3,488	$2,964	$850	$682	$237	$115
Deferred lease incentives:
Total projected to be deducted from rental revenue	$302	$403	$386	$288	$212	$—
Below-market lease liabilities:
Total projected to be added to rental revenue	$4,451	$3,786	$1,036	$817	$655	$571

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Three Months Ended
Investment	March 31, 2023		March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Arch Street Joint Venture (2) (3)	20%	6	$15,279	15,824	$(123)	(41)
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
(2)During the three months ended March 31, 2023 and 2022, the Arch Street Joint Venture did not acquire any properties.
(3)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.8 million and $0.9 million as of March 31, 2023 and December 31, 2022, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$12,060	$10,461
Straight-line rent receivable, net	12,637	11,180
Total	$24,697	$21,641

Other assets, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Restricted cash	$34,686	$34,673
Right-of-use assets, net (1)	26,168	26,422
Investment in unconsolidated joint venture	15,279	15,824
Derivative assets	4,540	6,308
Deferred costs, net (2)	4,089	4,619
Prepaid expenses	3,961	1,305
Other assets, net	1,103	1,063
Total	$89,826	$90,214
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended March 31, 2023 and 2022. Includes right-of-use finance leases of $9.0 million and a below-market right-of-use asset, net of $6.8 million as of March 31, 2023 and December 31, 2022, and right-of-use operating leases of $10.4 million and $10.6 million, as of March 31, 2023 and December 31, 2022, respectively.
(2)Amortization expense for deferred costs related to the Revolving Facility totaled $0.5 million for the three months ended March 31, 2023 and 2022. Accumulated amortization for deferred costs related to the Revolving Facility was $3.0 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. Includes outstanding deferred equity offering costs of $0.5 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of both March 31, 2023 and December 31, 2022.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Derivative assets	$—	$4,540	$—	$4,540

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Derivative assets	$—	$6,308	$—	$6,308
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, right of use assets and its investment in the Arch Street Joint Venture, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable.
As part of the Company’s impairment review procedures, net real estate assets representing three and two properties were deemed to be impaired during the three months ended March 31, 2023 and 2022, respectively, resulting in impairment charges of $3.8 million and $1.6 million during the three months ended March 31, 2023 and 2022, respectively. The impairment charges relate to adjustments to expected sales prices for certain non-core assets which have been identified by management for potential sale or management determined would not be re-leased by the existing tenant, as well as changes related to management’s intent to sell or lease the real estate assets.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties	3	2

Carrying value of impaired properties	$28,357	$8,728
Provisions for impairment	(3,754)	(1,602)
Estimated fair value	$24,603	$7,126

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2023, the fair value measurement for all three impaired properties was determined by applying an estimated sales price based on market data. During the three months ended March 31, 2023, impairment charges of $3.8 million were recorded for held and used properties, and no impairment charges were recorded for held for sale properties.
For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2022, the fair value measurement for each of the two impaired properties was determined by applying an estimated sales price based on market data. During the three months ended March 31, 2022, impairment charges of $1.6 million were recorded for held and used properties, and no impairment charges were recorded for held for sale properties.
The following table presents certain of the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2(1)	Level 3(1)	Balance as of March 31, 2023
Assets of properties held and used	$—	$4,400	$20,203	$24,603

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2022
Assets of properties held and used	$—	$38,900	$11,957	$50,857
Assets of properties held for sale	—	2,502	—	2,502
Total	$—	$41,402	$11,957	$53,359
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at March 31, 2023	Fair Value at March 31, 2023	Carrying Value at December 31, 2022	Fair Value at December 31, 2022
Liabilities (1):
Mortgages payable	2	355,000	338,371	355,000	332,323
Credit facility term loan	2	175,000	175,000	175,000	175,000
Total		$530,000	$513,371	$530,000	$507,323
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Note 6 – Debt, Net
As of March 31, 2023, the Company had $526.5 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.8 years and a weighted-average interest rate of 4.38%. The following table summarizes the carrying value of debt as of March 31, 2023 and December 31, 2022, and the debt activity for the three months ended March 31, 2023 (in thousands):

		Three Months Ended March 31, 2023
	Balance as of December 31, 2022	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2023
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,833)	—	—	170	(2,663)
Mortgages payable, net	352,167	—	—	170	352,337

Credit facility term loan:
Outstanding balance	175,000	—	—	—	175,000
Deferred costs	(1,185)	—	—	338	(847)
Credit facility term loan, net	173,815	—	—	338	174,153

Total debt	$525,982	$—	$—	$508	$526,490
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of March 31, 2023 (in thousands):

Total
April 1, 2023 to December 31, 2023	$175,000
2024	—
2025	—
2026	—
2027	355,000
Total	$530,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan, and the Bridge Credit Agreement was terminated. As of March 31, 2023, the Company did not have any borrowings under the Revolving Facility and, therefore, had $425.0 million of availability under the Revolving Facility.
The interest rate applicable to the loans under the Revolver/Term Loan Facilities was initially determined, at the election of Orion OP, on the basis of LIBOR or a base rate, in either case, plus an applicable margin. On December 1, 2022, the Company, as parent, and Orion OP, as borrower, entered into that certain First Amendment to the Revolver/Term Loan Credit Agreement

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
As of March 31, 2023, Orion OP was in compliance with these financial covenants.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2023, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of March 31, 2023 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$456,563	$355,000	4.97%	3.9
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2023.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of March 31, 2023 and December 31, 2022, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility. The initial interest rate swap agreements were effective on December 1, 2021 and were scheduled to terminate on November 12, 2023. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Revolver/Term Loan Credit Agreement from LIBOR to SOFR, the Company terminated the initial interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$4,540	$6,308
During the three months ended March 31, 2023, the Company recorded unrealized losses of less than $0.1 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. During the three months ended March 31, 2022, the Company recorded unrealized gains of $3.8 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive income.
During the three months ended March 31, 2023, the Company reclassified previous gains of $1.7 million from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. During the three months ended March 31, 2022, the Company reclassified previous losses of $0.2 million from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $4.5 million will be reclassified from other comprehensive income as a decrease to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of March 31, 2023 and December 31, 2022, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023	$4,540	$—	$—	$4,540	$—	$—	$—	$4,540
December 31, 2022	$6,308	$—	$—	$6,308	$—	$—	$—	$6,308
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$6,107	$5,019
Cash paid for income taxes	$52	$145
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$2,434	$610
Distributions declared and unpaid	$5,666	$5,663
Land acquired upon finance lease termination	$—	$4,707

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued real estate and other taxes	$9,148	$10,191
Accrued operating and other	4,219	10,034
Accrued capital expenditures and leasing costs	3,749	2,333
Accrued interest	1,769	1,810
Accounts payable	1,072	1,793
Total	$19,957	$26,161
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. As of March 31, 2023, the Company had total commitments of $50.0 million outstanding for tenant improvement allowances and $0.3 million for leasing commissions. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in the reserve totaled $34.7 million as of March 31, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of March 31, 2023, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.0 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter as of March 31, 2023 (in thousands).

Future Minimum Base Rent Payments
April 1, 2023 - December 31, 2023	$101,914
2024	111,103
2025	74,248
2026	71,234
2027	51,814
2028	40,104
Thereafter	158,714
Total	$609,131
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of March 31, 2023, the Company’s operating leases had remaining lease terms ranging from 0.7 years to 61.8 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.50% as of March 31, 2023. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended March 31, 2023 and 2022. No cash paid for operating lease liabilities was capitalized for the three months ended March 31, 2023 and 2022.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of March 31, 2023 (in thousands).

Future Minimum Lease Payments
April 1, 2023 - December 31, 2023	$891
2024	883
2025	892
2026	478
2027	445
2028	447
Thereafter	12,491
Total	16,527
Less: imputed interest	5,984
Total	$10,543
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
Dividends
During the three months ended March 31, 2023 and 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
On May 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2023, payable on July 17, 2023, to stockholders of record as of June 30, 2023.
Arch Street Warrants
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
During the three months ended March 31, 2023 and 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of March 31, 2023, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based RSUs and Performance-Based RSUs for the three months ended March 31, 2023 and 2022, was $0.5 million and $0.1 million, respectively. As of

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
March 31, 2023, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.9 million, with an aggregate weighted-average remaining term of 2.4 years.
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and the Distribution. Equity-based compensation expense for both the three months ended March 31, 2023 and 2022, related to such Realty Income equity-based compensation awards, was less than $0.1 million. As of March 31, 2023, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.2 million with an aggregate weighted-average remaining term of 0.8 years.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,874)	$(9,882)
Income attributable to non-controlling interest	(11)	(24)
Net loss available to common stockholders used in basic and diluted net income per share	(8,885)	(9,906)

Weighted average shares of common stock outstanding - basic	56,641,805	56,625,650
Effect of dilutive securities (1)	—	—
Weighted average shares of common stock - diluted	56,641,805	56,625,650

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.17)
____________________________________
(1)As of March 31, 2023 and 2022, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	17,531	765
Weighted average stock warrants	1,120,000	1,120,000
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 15 – Subsequent Events
Distributions
On May 8, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share for the second quarter of 2023, payable on July 17, 2023, to stockholders of record as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect Orion Office REIT Inc.’s (the “Company, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, expected borrowings and financing costs and the payment of future dividends. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•the extent to which changes in workplace practices and office space utilization, including remote work arrangements, will continue and the impact that may have on demand for office space at our properties;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of March 31, 2023, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
Overview
Orion is an internally managed REIT engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Orion Office REIT Inc. was incorporated in the State of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of March 31, 2023, the Company owned and operated 81 office properties with an aggregate of 9.5 million leasable square feet located in 29 states with an occupancy rate of 87.2% and a weighted-average remaining lease term of 3.9 years. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”), we owned an aggregate of 9.7 million leasable square feet with an occupancy rate of 87.5% and a weighted-average remaining lease term of 4.0 years as of March 31, 2023.
Business Environment
Our efforts to address upcoming lease maturities and vacancies continue to be adversely impacted by economic conditions, which have included rising interest rates, rising inflation and recession fears, along with remote working trends which resulted from the COVID-19 pandemic and have persisted even after many other economic and social activities have returned to at or near pre-COVID-19 levels. We have experienced and we expect we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Some of the anticipated leasing we expected to realize is either going to be delayed, reduced or eliminated. Overall, this could reduce our future rental revenues. We cannot provide any assurance as to whether we will be able to renew leases with existing tenants or re-let vacant space to new tenants on favorable terms and in a timely manner, or at all.
Financial institutions in the United States and abroad have recently come under significant financial stress, which, among other things, initially resulted in the failures of two regional banks, Silicon Valley Bank and Signature Bank, along with rapid deposit outflows at many other regional banks, followed most recently by the failure of a third regional bank, First Republic Bank. These recent events, together with inflation, the high interest rate environment and recessionary fears, have adversely affected the commercial real estate lending markets generally and may adversely affect the Company’s access to credit or the terms under which it may do so. We are party to a credit agreement which provides the Company with a $425.0 million senior revolving credit facility, and a $175.0 million senior term loan facility, with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto. The term loan facility is scheduled to mature on November 12, 2023, and the revolving credit facility is scheduled to mature on November 12, 2024. We expect to extend, repay or refinance (or some combination of the foregoing) the revolver/ and term loan facilities on or prior to maturity, but we cannot provide any assurance we will be able to do so on favorable terms, in a timely manner, or at all. The Company has sufficient available capacity under the revolving credit facility to repay the term loan facility, if needed.
The Separation and the Distribution
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and, on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, the Company became independent and publicly traded and our common stock, par value $0.001 per share, trades on the NYSE under the symbol “ONL”.
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
Basis of Presentation
For the three months ended March 31, 2023 and 2022, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.

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
Significant Transactions Summary
Activity for the quarter ended March 31, 2023
Real Estate Operations
•We did not complete any dispositions during the three months ended March 31, 2023. As of May 9, 2023, we had pending agreements to dispose of an additional eight non-core office properties for an aggregate gross sales price of $41.0 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the three months ended March 31, 2023, we have renewed a total of 68,000 square feet across two different properties. We also entered into a lease expansion covering 11,000 square feet with an existing tenant at one property and entered into a new lease for 4,000 square feet at another property. During the three months ended March 31, 2023, two leases expired comprising a total reduction in occupied space of approximately 0.2 million leasable square feet. As of March 31, 2023, the Company had a total of six vacant properties, two of which are being marketed for sale. The Company’s plans with respect to vacant properties are subject to change.
Debt
•As of March 31, 2023, we had $425.0 million of borrowing capacity under our revolving credit facility and no outstanding borrowings thereunder.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2023, which was paid on April 17, 2023. On May 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2023, payable on July 17, 2023 to stockholders of record as of June 30, 2023.
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of March 31, 2023, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	March 31, 2023	December 31, 2022
Portfolio Metrics
Operating properties	81	81
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	9,732	9,732
Occupancy rate (2)	87.5%	89.0%
Investment-grade tenants (3)	73.6%	73.3%
Weighted-average remaining lease term (in years)	4.0	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of March 31, 2023. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (amounts in thousands, except per share amounts).

	Three Months Ended
	March 31, 2023	March 31, 2022
Financial Metrics
Total revenues	$50,190	$53,206
Net loss	$(8,874)	$(9,882)
Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.17)
FFO attributable to common stockholders (1)	$23,473	$26,494
FFO attributable to common stockholders per diluted share (1)	$0.41	$0.47

Core FFO attributable to common stockholders (1) (2)	$25,283	$29,289
Core FFO attributable to common stockholders per diluted share (1) (2)	$0.45	$0.52
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
(2)The Company has revised its definition of Core FFO beginning in 2023 and has applied this change retrospectively for comparison purposes. See the Non-GAAP Measures section below for further discussion of the change.
Leasing Activity and Capital Expenditures
The Company remains highly focused on leasing activity, given the 4.0 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We also seek to lease our vacant properties to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of March 31, 2023, the Company had outstanding commitments of $50.0 million for tenant improvement allowances and $0.3 million for leasing commissions. The actual amount we pay for tenant improvement allowances may be lower than the commitment in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. The Company estimates that the foregoing tenant improvement allowances and leasing commissions will be funded between 2023 and 2035.

The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in this reserve totaled $34.7 million as of March 31, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
During the three months ended March 31, 2023, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Three Months Ended
	New Leases	Renewals	Total
Rentable square feet leased	15	68	83
Weighted average rental rate change (cash basis) (1) (2)	(20.3)%	26.9%	19.7%
Tenant leasing costs and concession commitments (3)	$736	$984	$1,720
Tenant leasing costs and concession commitments per rentable square foot	$49.04	$14.68	$20.96
Weighted average lease term (by rentable square feet) (years)	8.8	14.3	13.3
Tenant leasing costs and concession commitments per rentable square foot per year	$5.57	$1.03	$1.58
____________________________________
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
(2)Excludes one new lease for approximately 4,000 square feet of space that had been vacant for more than 12 months at the time the new lease was executed.
(3)Includes commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable).
During the three months ended March 31, 2023 and 2022, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as set forth in the following table.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Lease related costs (1)	$884	$986
Lease incentives (2)	—	—
Building, fixtures and improvements (3)	2,454	1,415
Total capital expenditures	$3,338	$2,401
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

Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three months ended March 31, 2023 and 2022 (in thousands).
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Rental	$49,990	$53,017	$(3,027)
Fee income from unconsolidated joint venture	200	189	11
Total revenues	$50,190	$53,206	$(3,016)
Rental
The decrease in rental revenue of $3.0 million during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to the decrease in our overall occupied square footage due to scheduled vacancies and dispositions. Our portfolio occupancy rate was 87.2% and 88.1% as of March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company recognized $1.6 million of lease termination income. During the three months ended March 31, 2022, the Company did not recognize any lease termination income.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million during the three months ended March 31, 2023 as compared to the same period in 2022.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Property operating	$15,344	$15,314	$30
General and administrative	4,309	3,517	792
Depreciation and amortization	28,166	34,353	(6,187)
Impairments	3,754	1,602	2,152
Transaction related	105	63	42
Spin related	—	756	(756)
Total operating expenses	$51,678	$55,605	$(3,927)
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained consistent at $15.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, which is the net result of decreases in expenses resulting from property dispositions, offset by increases due to timing and nature of certain operating costs including property taxes accrued for near-term vacancies.

General and Administrative Expenses
General and administrative expenses increased $0.8 million during the three months ended March 31, 2023 as compared to the same period in 2022, which was primarily due to higher employee headcount and increased stock compensation expense for additional equity award issuances during the three months ended March 31, 2023 as compared to the same period in 2022.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $6.2 million during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms, as well as disposition and impairment of real estate assets.
Impairments
Impairments increased $2.2 million during the three months ended March 31, 2023 as compared to the same period in 2022. The impairment charges of $3.8 million in the three months ended March 31, 2023, include a total of three properties and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability, estimates of sale proceeds, including where applicable, the negotiated price under a definitive agreement to sell the asset. Impairment charges totaling $1.6 million with respect to two properties were recorded during the same period in 2022. See Note 5 - Fair Value Measurements for further information.
Transaction Related Expenses
Transaction related expense remained relatively consistent at $0.1 million during the three months ended March 31, 2023 as compared to the same period in 2022.
Spin Related Expenses
During the three months ended March 31, 2023, the company incurred no spin related expenses. During the three months ended March 31, 2022, the company incurred $0.8 million of spin related expenses, which primarily consist of legal and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Interest expense, net	$(7,139)	$(6,847)	$292
Loss on extinguishment of debt, net	$—	$(468)	$(468)
Other income, net	$36	$39	$(3)
Equity in loss of unconsolidated joint venture, net	$(123)	$(41)	$82
Provision for income taxes	$(160)	$(166)	$(6)
Interest Expense, net
Interest expense, net increased $0.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, which was primarily due to higher interest rates, partially offset by lower outstanding debt during the three months ended March 31, 2023. The Company’s average debt outstanding and weighted-average interest rate on its debt obligations were $530.0 million and 4.38%, respectively for the three months ended March 31, 2023, compared to $620.5 million and 4.17%, respectively, for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2023 included an offset of $1.7 million of reclassified previous gains on interest rate swaps from accumulated other comprehensive income, compared with $0.2 million of reclassified losses in the three months ended March 31, 2022.

Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the three months ended March 31, 2022 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as defined below and discussed in Note 6 – Debt, Net. There were no such costs incurred during the three months ended March 31, 2023.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three months ended March 31, 2023 as compared to the same period in 2022.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained consistent at $0.2 million during the three months ended March 31, 2023 as compared to the same period in 2022.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses and gains or losses on extinguishment of swaps and/or debt, and our pro rata share of Core FFO adjustments related to the unconsolidated joint venture. Beginning in 2023, the Company has revised its definition of Core FFO to also exclude the following non-cash charges which management believes do not reflect the ongoing operating performance of our business: (i) amortization of deferred lease incentives, (ii) amortization of deferred financing costs, (iii) equity-based compensation, and (iv) amortization of premiums and discounts on debt, net. This change in definition has also been applied retrospectively for comparison purposes.
We believe that FFO and Core FFO allow for a comparison of the performance of our operations with other publicly-traded REITs, as FFO and Core FFO, or an equivalent measure, are routinely reported by publicly-traded REITs, each adjust for items that we believe do not reflect the ongoing operating performance of our business and we believe are often used by analysts and investors for comparison purposes.
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

The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(8,885)	$(9,906)
Depreciation and amortization of real estate assets	28,142	34,337
Gain on disposition of real estate assets	—	—
Impairment of real estate	3,754	1,602
Proportionate share of adjustments for unconsolidated joint venture	462	461
FFO attributable to common stockholders	$23,473	$26,494
Transaction related	105	63
Spin related (1)	—	756
Amortization of deferred financing costs (2)	1,049	1,171
Amortization of deferred lease incentives, net (2)	101	—
Equity-based compensation (2)	526	270
Loss on extinguishment of debt, net	—	468
Proportionate share of adjustments for unconsolidated entity	29	67
Core FFO attributable to common stockholders	$25,283	$29,289

Weighted-average shares of common stock outstanding - basic	56,641,805	56,625,650
Effect of weighted-average dilutive securities (3)	17,531	765
Weighted-average shares of common stock outstanding - diluted	56,659,336	56,626,415

FFO attributable to common stockholders per diluted share	$0.41	$0.47
Core FFO attributable to common stockholders per diluted share	$0.45	$0.52
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
(2)The Company has revised its definition of Core FFO beginning in 2023 and has applied this change retrospectively for comparison purposes.
(3)Dilutive securities include unvested restricted stock units. Such shares are not included when calculating net loss per diluted share applicable to the Company for the three months ended March 31, 2023 and 2022 as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) repay or refinance the Term Loan Facility (as defined below) which is scheduled to mature on November 12, 2023; (iv) pay dividends to our stockholders; (v) fund capital expenditures and leasing costs at properties we own; and (vi) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of March 31, 2023, we had $23.8 million of cash and cash equivalents and $425.0 million of borrowing capacity under the Revolving Facility.

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
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of March 31, 2023 (in thousands):

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
(2)As of March 31, 2023, we did not have any amounts outstanding under our $425.0 million Revolving Facility.
(3)As of March 31, 2023, we had $175.0 million of variable rate debt on the Term Loan Facility effectively fixed through the use of interest rate swap agreements.
(4)The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2023.
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
As of March 31, 2023, the Company had approximately $530.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $175.0 million borrowed under our Term Loan Facility. As of March 31, 2023, we did not have any amounts outstanding under our $425.0 million Revolving Facility. In addition, the Company’s pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of March 31, 2023.
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
As of March 31, 2023, the interest rate per annum under our Term Loan was swapped to a fixed rate of 3.17%.
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

Revolver/Term Loan Facilities Financial Covenants	Required	March 31, 2023
Ratio of total indebtedness to total asset value	≤ 60%	33.0%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.44x
Ratio of secured indebtedness to total asset value	≤ 45%	22.4%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%	15.4%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	12.85x
As of March 31, 2023, Orion OP was in compliance with these financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2023, the Company was in compliance with these financial covenants.
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
Arch Street Warrants
On November 12, 2021, in connection with the Distribution, Orion OP entered into an amendment and restatement of the limited liability agreement (the “LLCA”) for the Arch Street Joint Venture with the Arch Street Partner, an affiliate of Arch Street Capital Partners, pursuant to which the Arch Street Partner consented to the transfer of the equity interests of the Arch Street Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.

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
During the three months ended March 31, 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
On May 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2023, payable on July 17, 2023, to stockholders of record as of June 30, 2023.

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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of March 31, 2023, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding potential acquisitions and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2023, and it has not repurchased any shares under the Share Repurchase Program through May 9, 2023.

Cash Flow Analysis for the Three Months Ended March 31, 2023
The following table summarizes the changes in cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		2023 vs 2022 Increase/(Decrease)
	2023	2022
Net cash provided by operating activities	$11,441	$28,153	$(16,712)
Net cash provided by (used in) investing activities	$(2,467)	$(1,235)	$(1,232)
Net cash used in financing activities	$(5,844)	$(2,168)	$(3,676)
Net cash provided by operating activities decreased $16.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in accounts payable, accrued expenses and other liabilities, net and an increase in accounts receivable, net and other assets, net, and a decrease in income overall due to dispositions, vacancies, and timing and nature of certain operating costs.
Net cash used in investing activities increased $1.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The change was primarily due to an increase in capital expenditures and leasing costs associated with lease renewals.
Net cash used in financing activities increased $3.7 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to payments of dividends to stockholders during the three months ended March 31, 2023 and net proceeds from the Company’s Revolving Facility during the three months ended March 31, 2022, partially offset by decreased payments of deferred financing costs during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
As of March 31, 2023, our debt included fixed-rate debt, with a fair value and carrying value of $338.4 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $11.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $11.7 million.
As of March 31, 2023, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from March 31, 2023 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million.

As of March 31, 2023, we did not have any outstanding variable-rate debt that was not swapped-to-fixed through the use of derivative instruments. See Note 6 – Debt, Net to our consolidated financial statements.
As of March 31, 2023, our interest rate swaps had a fair value that resulted in net assets of $4.5 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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
____________________________________
*     Filed herewith
**    In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the federal securities laws, Section 27A of the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Office REIT Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: May 9, 2023