Form 10-Q
period 2023-06-30
Orion Office REIT Inc.
filed 2023-08-09
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,695,691 shares of common stock of Orion Office REIT Inc. outstanding as of August 4, 2023.

ORION OFFICE REIT INC.
For the quarterly period ended June 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$229,105	$238,225
Buildings, fixtures and improvements	1,111,646	1,128,400
Total real estate investments, at cost	1,340,751	1,366,625
Less: accumulated depreciation	149,147	133,379
Total real estate investments, net	1,191,604	1,233,246
Accounts receivable, net	24,960	21,641
Intangible lease assets, net	161,885	202,832
Cash and cash equivalents	42,209	20,638
Real estate assets held for sale, net	16,251	2,502
Other assets, net	90,998	90,214
Total assets	$1,527,907	$1,571,073

LIABILITIES AND EQUITY
Mortgages payable, net	$352,509	$352,167
Credit facility term loan, net	—	173,815
Credit facility revolver	175,000	—
Accounts payable and accrued expenses	22,326	26,161
Below-market lease liabilities, net	10,996	14,068
Distributions payable	5,670	5,664
Other liabilities, net	23,682	23,340
Total liabilities	590,183	595,215

Common stock, $0.001 par value, 100,000,000 shares authorized 56,695,691 and 56,639,040 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	57	57
Additional paid-in capital	1,148,155	1,147,014
Accumulated other comprehensive income	3,026	6,308
Accumulated deficit	(214,929)	(178,910)
Total stockholders’ equity	936,309	974,469
Non-controlling interest	1,415	1,389
Total equity	937,724	975,858
Total liabilities and equity	$1,527,907	$1,571,073

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental	$51,824	$52,659	$101,814	$105,676
Fee income from unconsolidated joint venture	200	190	400	379
Total revenues	52,024	52,849	102,214	106,055
Operating expenses:
Property operating	15,487	15,156	30,831	30,470
General and administrative	4,565	3,291	8,874	6,808
Depreciation and amortization	27,877	33,828	56,043	68,181
Impairments	11,819	7,758	15,573	9,360
Transaction related	150	141	255	204
Spin related	—	208	—	964
Total operating expenses	59,898	60,382	111,576	115,987
Other (expenses) income:
Interest expense, net	(7,222)	(7,867)	(14,361)	(14,714)
Loss on extinguishment of debt, net	(504)	—	(504)	(468)
Other income, net	165	48	201	87
Equity in loss of unconsolidated joint venture, net	(95)	(54)	(218)	(95)
Total other (expenses) income, net	(7,656)	(7,873)	(14,882)	(15,190)
Loss before taxes	(15,530)	(15,406)	(24,244)	(25,122)
Provision for income taxes	(185)	(164)	(345)	(330)
Net loss	(15,715)	(15,570)	(24,589)	(25,452)
Net income attributable to non-controlling interest	(15)	(1)	(26)	(25)
Net loss attributable to common stockholders	$(15,730)	$(15,571)	$(24,615)	$(25,477)

Weighted-average shares outstanding - basic and diluted	56,680	56,629	56,661	56,628
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.27)	$(0.43)	$(0.45)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,715)	$(15,570)	$(24,589)	$(25,452)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	421	1,526	349	5,344
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net loss	(1,935)	(31)	(3,631)	208
Total other comprehensive income (loss)	(1,514)	1,495	(3,282)	5,552

Total comprehensive loss	(17,229)	(14,075)	(27,871)	(19,900)
Comprehensive income attributable to non-controlling interest	(15)	(1)	(26)	(25)
Total comprehensive loss attributable to common stockholders	$(17,244)	$(14,076)	$(27,897)	$(19,925)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net (loss) income	—	—	—	—	(8,885)	(8,885)	11	(8,874)
Distributions	—	—	—	—	(5,721)	(5,721)	—	(5,721)
Repurchases of common stock to settle tax obligations	(12,728)	—	(74)	—	—	(74)	—	(74)
Equity-based compensation, net	37,615	—	526	—	—	526	—	526
Other comprehensive income, net	—	—	—	(1,768)	—	(1,768)	—	(1,768)
Balance, March 31, 2023	56,663,927	$57	$1,147,466	$4,540	$(193,516)	$958,547	$1,400	$959,947
Net (loss) income	—	—	—	—	(15,730)	(15,730)	15	(15,715)
Distributions	—	—	—	—	(5,683)	(5,683)	—	(5,683)
Equity-based compensation, net	31,764	—	689	—	—	689	—	689
Other comprehensive income, net	—	—	—	(1,514)	—	(1,514)	—	(1,514)
Balance, June 30, 2023	56,695,691	$57	$1,148,155	$3,026	$(214,929)	$936,309	$1,415	$937,724

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(9,906)	(9,906)	24	(9,882)
Distributions	—	—	—	—	(5,707)	(5,707)	—	(5,707)
Equity-based compensation, net	—	—	270	—	—	270	—	270
Other comprehensive income, net	—	—	—	4,057	—	4,057	—	4,057
Balance, March 31, 2022	56,625,650	$57	$1,145,548	$4,356	$(74,328)	$1,075,633	$1,393	$1,077,026
Net (loss) income	—	—	—	—	(15,571)	(15,571)	1	(15,570)
Distributions	—	—	—	—	(5,663)	(5,663)	—	(5,663)
Equity-based compensation, net	9,388	—	439	—	—	439	—	439
Other comprehensive income, net	—	—	—	1,495	—	1,495	—	1,495
Balance, June 30, 2022	56,635,038	$57	$1,145,987	$5,851	$(95,562)	$1,056,333	$1,394	$1,057,727

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,589)	$(25,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,043	68,181
Non-cash revenue adjustments, net	(4,968)	(1,830)
Impairments	15,573	9,360
Loss on extinguishment of debt, net	504	468
Amortization of deferred financing costs	2,108	2,228
Equity-based compensation	1,215	709
Equity in loss of unconsolidated joint venture, net	218	95
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(1,884)	(3,535)
Accounts payable, accrued expenses and other liabilities, net	(302)	1,570
Net cash provided by operating activities	43,918	51,794
Cash flows from investing activities:
Capital expenditures and leasing costs	(6,744)	(3,429)
Proceeds from disposition of real estate	—	3,496
Return of investment from unconsolidated joint venture	881	1,217
Deposits for real estate assets	(2,340)	—
Refunds of deposits for real estate assets	2,340	—
Proceeds from the settlement of property-related insurance claims	715	—
Net cash (used in) provided by investing activities	(5,148)	1,284
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	—	(355,026)
Proceeds from mortgages payable	—	355,000
Proceeds from credit facility revolver	175,000	70,000
Repayments of credit facility revolver	—	(89,000)
Repayment of credit facility term loan	(175,000)	—
Payments of deferred financing costs	(5,659)	(3,096)
Repurchases of common stock to settle tax obligations	(74)	—
Payments of deferred equity offering costs	(41)	—
Distributions paid	(11,331)	(5,663)
Other financing activities	(68)	(46)
Net cash used in financing activities	(17,173)	(27,831)
Net change in cash and cash equivalents and restricted cash	21,597	25,247

Cash and cash equivalents and restricted cash, beginning of period	55,311	29,318
Cash and cash equivalents and restricted cash, end of period	$76,908	$54,565

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$20,638	$29,318
Restricted cash at beginning of period	34,673	—
Cash and cash equivalents and restricted cash at beginning of period	$55,311	$29,318

Cash and cash equivalents at end of period	$42,209	$19,300
Restricted cash at end of period	34,699	35,265
Cash and cash equivalents and restricted cash at end of period	$76,908	$54,565

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
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
As of June 30, 2023, the Company owned and operated 81 office properties and related assets totaling approximately 9.5 million leasable square feet located within 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of June 30, 2023, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
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
June 30, 2023 (Unaudited)
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
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2023, the Company recorded a reduction to rental revenue less than $0.1 million for income not probable of collection. During the three and six months ended June 30, 2022, the Company did not record any reductions to rental revenue for amounts not probable of collection.
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Property operating expenses paid directly by tenants are recorded on a net basis (i.e., treated as fully offset by an identical amount of assumed reimbursement revenue) and, therefore, are not included in the Company’s consolidated financial statements.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the three and six months ended June 30, 2023, the Company recognized $1.5 million and $3.2 million of lease termination income, respectively. During the three and six months ended June 30, 2022, the Company recognized $0.9 million of lease termination income.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
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
Restricted Cash
The Company had $34.7 million in restricted cash as of June 30, 2023 and December 31, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that the Company has yet to adopt as of June 30, 2023, that are expected to have a significant impact on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three and six months ended June 30, 2023, the Company had no acquisitions. During the six months ended June 30, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of June 30, 2022. The Company did not have any other acquisitions during the three and six months ended June 30, 2022.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total dispositions	—	1	—	1
Aggregate gross sales price	$—	$3,600	$—	$3,600

Impairments on disposition of real estate assets	$—	$1,100	$—	$1,100
Property count	—	1	—	1
As of June 30, 2023, the Company had three properties classified as held for sale, which it expects to be sold in the next 12 months as part of its portfolio management strategy. As of June 30, 2023, the properties had a carrying value of $16.3 million, primarily comprised of land of $4.4 million and building, fixtures and improvements, net of $11.9 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets. During the six months ended June 30, 2023 and 2022, the Company recorded losses of $2.8 million and $5.2 million, respectively, related to held for sale properties, which are included in impairments in the accompanying consolidated statements of operations. One of the properties classified as held for sale as of June 30, 2023 was sold during July 2023. See Note 15 – Subsequent Events, below.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	June 30, 2023	December 31, 2022
Intangible lease assets:
In-place leases, net of accumulated amortization of $168,297 and $144,798, respectively	5.8	$139,305	$177,698
Leasing commissions, net of accumulated amortization of $2,278 and $1,553, respectively	12.4	13,867	13,614
Above-market lease assets, net of accumulated amortization of $12,639 and $11,391, respectively	6.1	7,220	9,826
Deferred lease incentives, net of accumulated amortization of $317 and $116, respectively	4.7	1,493	1,694
Total intangible lease assets, net		$161,885	$202,832

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $20,321 and $17,249, respectively	9.3	$10,996	$14,068
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, as compared to no impact to rental revenue for the three and six months ended June 30, 2022. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $19.3 million and $38.9 million for the three and six months ended June 30, 2023, respectively, and $24.6 million and $49.8 million for the three and six months ended June 30, 2022, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028
In-place leases:
Total projected to be included in amortization expense	$35,287	$49,049	$21,608	$15,499	$7,441	$4,592
Leasing commissions:
Total projected to be included in amortization expense	$747	$1,450	$1,382	$1,379	$1,356	$1,207
Above-market lease assets:
Total projected to be deducted from rental revenue	$2,210	$2,964	$850	$682	$237	$115
Deferred lease incentives:
Total projected to be deducted from rental revenue	$201	$403	$386	$288	$212	$—
Below-market lease liabilities:
Total projected to be added to rental revenue	$2,922	$3,786	$1,036	$817	$655	$571

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Six Months Ended
Investment	June 30, 2023		June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022
Arch Street Joint Venture (2) (3)	20%	6	$14,725	15,824	$(218)	(95)
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
(2)During the three and six months ended June 30, 2023 and 2022, the Arch Street Joint Venture did not acquire any properties.
(3)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.7 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$10,980	$10,461
Straight-line rent receivable, net	13,980	11,180
Total	$24,960	$21,641

Other assets, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Restricted cash	$34,699	$34,673
Right-of-use assets, net (1)	25,907	26,422
Investment in unconsolidated joint venture	14,725	15,824
Derivative assets	3,026	6,308
Deferred costs, net (2)	9,209	4,619
Prepaid expenses	2,360	1,305
Other assets, net	1,072	1,063
Total	$90,998	$90,214
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three and six months ended June 30, 2023 and 2022. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset, net of $6.7 million as of June 30, 2023. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.6 million, and a below-market right-of-use asset, net of $6.8 million as of December 31, 2022.
(2)Amortization expense for deferred costs related to the Revolving Facility totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively, as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $3.6 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively. Additional deferred costs related to the Revolving Facility of $5.6 million were capitalized during the three and six months ended June 30, 2023 in connection with the second amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Deferred costs, net also includes outstanding deferred equity offering costs of $0.6 million and $0.5 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of June 30, 2023 and December 31, 2022, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2023
Derivative assets	$—	$3,026	$—	$3,026

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Derivative assets	$—	$6,308	$—	$6,308
Derivative Assets – The Company’s derivative financial instruments relate to interest rate swap agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $175.0 million (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing four and six properties were deemed to be impaired during the six months ended June 30, 2023 and 2022, respectively, resulting in impairment charges of $15.6 million and $9.4 million during the six months ended June 30, 2023 and 2022, respectively. The impairment charges were incurred primarily with respect to real estate assets expected to be sold and reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sale proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Number of properties	4	6

Carrying value of impaired properties	$38,147	$31,319
Provisions for impairment	(15,573)	(9,360)
Estimated fair value	$22,574	$21,959

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
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
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2023, the fair value measurement for three properties was determined based on sales prices under definitive agreements and the one remaining property was determined by applying an estimated sales price based on market data. During the six months ended June 30, 2023, impairment charges of $11.0 million were recorded for held and used properties and $4.6 million impairment charges were recorded for held for sale properties.
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2022, the fair value measurement for each of the six impaired properties was determined by applying an estimated sales price based on market data. During the six months ended June 30, 2022, impairment charges of $3.1 million were recorded for held and used properties, and $5.2 million impairment charges were recorded for held for sale properties and $1.1 million for disposed properties.
The following table presents certain of the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2(1)	Level 3(1)	Balance as of June 30, 2023
Assets of properties held and used	$—	$5,825	$3,000	$8,825
Assets of properties held for sale	—	13,749	—	13,749
Total	$—	$19,574	$3,000	$22,574

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2022
Assets of properties held and used	$—	$38,900	$11,957	$50,857
Assets of properties held for sale	—	2,502	—	2,502
Total	$—	$41,402	$11,957	$53,359
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at June 30, 2023	Fair Value at June 30, 2023	Carrying Value at December 31, 2022	Fair Value at December 31, 2022
Assets:
Derivative assets	2	$3,026	$3,026	$6,308	$6,308

Liabilities (1):
Mortgages payable	2	355,000	324,818	355,000	332,323
Credit facility term loan	2	—	—	175,000	175,000
Credit facility revolver	2	175,000	175,000	—	—
Total		$530,000	$499,818	$530,000	$507,323
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.
Note 6 – Debt, Net
As of June 30, 2023, the Company had $527.5 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.4 years and a weighted-average interest rate of 4.63%. The following table summarizes the carrying value of debt as of June 30, 2023 and December 31, 2022, and the debt activity for the six months ended June 30, 2023 (in thousands):

		Six Months Ended June 30, 2023
	Balance as of December 31, 2022	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2023
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,833)	—	—	342	(2,491)
Mortgages payable, net	352,167	—	—	342	352,509

Credit facility term loan:
Outstanding balance	175,000	—	(175,000)	—	—
Deferred costs	(1,185)	—	504	681	—
Credit facility term loan, net	173,815	—	(174,496)	681	—

Credit facility revolver:
Outstanding balance	—	175,000	—	—	175,000
Credit facility revolver	—	175,000	—	—	175,000

Total debt	$525,982	$175,000	$(174,496)	$1,023	$527,509
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of June 30, 2023 (in thousands):

Total
July 1, 2023 to December 31, 2023	$—
2024	—
2025	—
2026 (1)	175,000
2027	355,000
Total	$530,000
____________________________________
(1)As described below, the Company’s Revolving Facility is scheduled to mature on November 12, 2024 and Orion OP has an option to extend the maturity date to May 12, 2026. This table assumes exercise of the extension option.
Credit Agreement
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Credit Agreement”) providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”), including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement”) providing for a six-month, $355.0 million senior bridge term loan facility (the “Bridge Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan, and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Facility was repaid and retired with borrowings under the Revolving Facility and, as of June 30, 2023, $175.0 million of principal amount was outstanding under the Revolving Facility with $250.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
The Company and Orion OP have entered into two amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option may be exercised beginning on May 16, 2024 and is subject to customary conditions including there being no default or event of default and the payment of an extension fee.
Giving effect to the amendments described above, the interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which has effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023.
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolving Facility is guaranteed pursuant to a guaranty by the Company and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Revolving Facility is secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use (or, under certain circumstances, set aside in an escrow account established by the administrative agent) such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility. Following June 30, 2023, the Company deposited $28.0 million of its cash on hand into an escrow account with the administrative agent under the Revolving Facility as additional cash collateral. These funds will, in accordance with Orion OP’s obligations described above, be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of the Company’s interest rate swap agreements with respect to $175.0 million of borrowings thereunder.
In addition, the Revolving Facility giving effect to the modifications pursuant to the second amendment described above, requires that Orion OP satisfy the following financial covenants:
•ratio of total debt to total asset value of not more than 0.60 to 1.00;
•ratio of adjusted EBITDA to fixed charges of not less than 1.50 to 1.00;
•ratio of secured debt to total asset value of not more than 0.40 to 1.00;
•ratio of unsecured debt to unencumbered asset value of not more than 0.60 to 1.00;
•ratio of net operating income from all unencumbered real properties to unsecured interest expense of not less than 2.00 to 1.00; and
•the unencumbered asset value maintained by Orion OP must be at least $600.0 million.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Pursuant to the second amendment described above, if the ratio of unsecured debt to unencumbered asset value exceeds 0.35 to 1.00 as of the end of two consecutive fiscal quarters, Orion OP will be required, within 90 days and subject to cure rights, to grant the administrative agent a first priority lien on all the properties included in the pool of unencumbered assets (other than properties identified for disposition by the Company so long as such properties are sold within one year of such identification).
As of June 30, 2023, Orion OP was in compliance with these financial covenants.
The Revolving Facility includes customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolving Facility. The Revolving Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Revolving Facility to be immediately due and payable and foreclose on the collateral securing the Revolving Facility.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2023, the Company was in compliance with these financial covenants.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the Mortgage Borrowers to be immediately due and payable and foreclose on the Mortgaged Properties.
The Company’s mortgages payable consisted of the following as of June 30, 2023 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$448,151	$355,000	4.97%	3.6
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of June 30, 2023.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of June 30, 2023 and December 31, 2022, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were entered into in order to hedge interest rate volatility. The initial interest rate swap agreements were effective on December 1, 2021 and were scheduled to terminate on November 12, 2023. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, the Company terminated the initial interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023. These interest rate swap agreements remain in effect for the $175.0 million of borrowings under the Revolving Facility as of June 30, 2023 until November 12, 2023.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$3,026	$6,308
During the three and six months ended June 30, 2023, the Company recorded unrealized gains of $0.4 million and $0.3 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. During the three and six months ended June 30, 2022, the Company recorded unrealized gains of $1.5 million and $5.3 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income.
During the three and six months ended June 30, 2023, the Company reclassified previous gains of $1.9 million and $3.6 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. During the three and six months ended June 30, 2022, the Company reclassified previous gains of less than $0.1 million and previous losses of $0.2 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $3.0 million will be reclassified from other comprehensive income as a decrease to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of June 30, 2023 and December 31, 2022, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023	$3,026	$—	$—	$3,026	$—	$—	$—	$3,026
December 31, 2022	$6,308	$—	$—	$6,308	$—	$—	$—	$6,308
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$13,343	$11,880
Cash paid for income taxes	$411	$528
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$2,231	$1,382
Distributions declared and unpaid	$5,670	$5,663
Land acquired upon finance lease termination	$—	$4,707
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued real estate and other taxes	$11,572	$10,191
Accrued operating and other	6,700	10,034
Accrued capital expenditures and leasing costs	2,325	2,333
Accounts payable	1,061	1,793
Accrued interest	668	1,810
Total	$22,326	$26,161
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. As of June 30, 2023, the Company had total commitments of $50.0 million outstanding for tenant improvement allowances and $0.3 million for leasing commissions. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
restricted cash included in the reserve totaled $34.7 million as of June 30, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any such legal proceedings will have a material adverse effect upon its consolidated position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect upon its consolidated position or results of operations.
Note 11 – Leases
Lessor
As of June 30, 2023, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.9 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter as of June 30, 2023 (in thousands).

Future Minimum Base Rent Payments
July 1, 2023 - December 31, 2023	$65,068
2024	112,682
2025	75,683
2026	72,381
2027	51,814
2028	40,104
Thereafter	158,714
Total	$576,446
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of June 30, 2023, the Company’s operating leases had remaining lease terms ranging from 0.4 years to 61.5 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.51% as of June 30, 2023. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. No cash paid for operating lease liabilities was capitalized for the three and six months ended June 30, 2023 and 2022.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of June 30, 2023 (in thousands).

Future Minimum Lease Payments
July 1, 2023 - December 31, 2023	$585
2024	883
2025	892
2026	478
2027	445
2028	447
Thereafter	12,492
Total	16,222
Less: imputed interest	5,891
Total	$10,331
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
Dividends
During the six months ended June 30, 2023 and 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
On August 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2023, payable on October 16, 2023, to stockholders of record as of September 29, 2023.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) if the Arch Street Joint Venture is terminated, the later of the termination of the Arch Street Joint Venture and seven years after issuance.
Note 13 - Equity-Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, other employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the requisite service period, which is generally the vesting period. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based RSUs”) and restricted stock units that may vest in a number ranging from 0% to 100% of the total number of units granted, based on the Company’s total shareholder return measured on an absolute basis (“TSR-Based RSUs”) and certain operational performance metrics (“Metrics-Based RSUs” and collectively with the TSR-Based RSUs, “Performance-Based RSUs”), in each case during a three-year performance period, subject to the recipient’s continued service with the Company.
During the six months ended June 30, 2023 and 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of June 30, 2023, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Orion Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2023, was $0.6 million and $1.1 million, respectively. Equity-based compensation expense related to Orion Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2022, was $0.3 million and $0.5 million, respectively. As of June 30, 2023, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.7 million, with an aggregate weighted-average remaining term of 2.1 years.
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and Distribution. Equity-based compensation expense for the three and six months ended June 30, 2023, related to such Realty Income equity-based compensation awards, was less than $0.1 million and $0.1 million, respectively. Equity-based compensation expense for the three and six months ended June 30, 2022, related to such Realty Income equity-based compensation awards, was $0.1 million and $0.2 million, respectively. As of June 30, 2023, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was approximately $0.1 million with an aggregate weighted-average remaining term of 0.6 years.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,715)	$(15,570)	$(24,589)	$(25,452)
Income attributable to non-controlling interest	(15)	(1)	(26)	(25)
Net loss available to common stockholders used in basic and diluted net income per share	(15,730)	(15,571)	(24,615)	(25,477)

Weighted average shares of common stock outstanding - basic	56,679,984	56,629,467	56,661,000	56,627,569
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	56,679,984	56,629,467	56,661,000	56,627,569

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.27)	$(0.43)	$(0.45)
____________________________________
(1)As of June 30, 2023 and 2022, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were anti-dilutive.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average unvested Time-Based RSUs (1)	10,665	—	11,965	—
Weighted average stock warrants	1,120,000	1,120,000	1,120,000	1,120,000
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On August 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2023, payable on October 16, 2023, to stockholders of record as of September 29, 2023.
Dispositions
On July 6, 2023, the Company closed on the sale of one property for a gross sales price of approximately $9.7 million.

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
•our ability to comply with the terms of our credit agreements or to meet the debt obligations on our properties, including our ability to satisfy the conditions to extend our Revolving Facility;
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain contractually obligated reimbursements by our tenants), as of June 30, 2023, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
As of June 30, 2023, the Company owned and operated 81 office properties with an aggregate of 9.5 million leasable square feet located in 29 states with an occupancy rate of 86.2% and a weighted-average remaining lease term of 3.9 years. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 9.7 million leasable square feet with an occupancy rate of 86.5% and a weighted-average remaining lease term of 3.9 years as of June 30, 2023.
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
The regional bank crisis earlier this year, together with inflation, the high interest rate environment and recessionary fears, have caused dislocations in the commercial real estate markets generally and may negatively impact our business and prospects, such as by adversely affecting the Company’s leasing efforts and access to debt or equity capital or the terms under which it may do so, and by causing the values of our properties to decline.

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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. As of June 30, 2023, the market value of our common stock held by non-affiliates was less than $700.0 million, and therefore, we expect to remain an “emerging growth company” for our fiscal year ending December 31, 2023.
Basis of Presentation
For the three and six months ended June 30, 2023 and 2022, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.
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
Significant Transactions Summary
Activity through June 30, 2023
Real Estate Operations
•We did not complete any dispositions during the six months ended June 30, 2023. On July 6, 2023, we closed on the sale of one vacant property for a gross sales price of $9.7 million. As of August 9, 2023, we had pending agreements to dispose of an additional eight properties for an aggregate gross sales price of $41.0 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the six months ended June 30, 2023, we completed approximately 0.1 million square feet of lease renewals and new leases across three different properties. We also entered into a lease expansion covering 11,000 square feet with an existing tenant at one property. During the six months ended June 30, 2023, four leases expired comprising a total reduction in occupied space of approximately 0.3 million leasable square feet. As of June 30, 2023, the Company had a total of seven vacant properties, one of which was sold subsequent to quarter end as discussed above and another is being marketed for sale. The Company’s plans with respect to vacant properties are subject to change.
Debt
•On June 29, 2023, the Company closed an amendment of its credit agreement. Under the terms of the amendment, the Company used borrowings from its $425.0 million-capacity credit facility revolver to repay and retire its $175.0 million credit facility term loan which was scheduled to mature on November 12, 2023. The amendment also provides the Company with the option to extend the credit facility revolver for an additional 18 months to May 12, 2026 from the current scheduled maturity of November 12, 2024.
•As of June 30, 2023, we had $250.0 million of borrowing capacity under our revolving credit facility and $175.0 million of outstanding borrowings thereunder. Our interest rate swap agreements with an aggregate notional amount of $175.0 million remain in effect for these borrowings until November 12, 2023.
Equity
•The Company’s Board of Directors declared quarterly cash dividends of $0.10 per share for each of the first two quarters of 2023, which were paid on April 17, 2023 and July 17, 2023. On August 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2023, payable on October 16, 2023 to stockholders of record as of September 29, 2023.
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of June 30, 2023, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	June 30, 2023	December 31, 2022
Portfolio Metrics
Operating properties	81	81
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	9,733	9,732
Occupancy rate (2)	86.5%	89.0%
Investment-grade tenants (3)	73.7%	73.3%
Weighted-average remaining lease term (in years)	3.9	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of June 30, 2023. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Financial Metrics
Total revenues	$52,024	$52,849	$102,214	$106,055
Net loss attributable to common stockholders	$(15,730)	$(15,571)	$(24,615)	$(25,477)
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.27)	$(0.43)	$(0.45)
FFO attributable to common stockholders (1)	$24,404	$26,459	$47,877	$52,953
FFO attributable to common stockholders per diluted share (1)	$0.43	$0.47	$0.84	$0.94

Core FFO attributable to common stockholders (1) (2)	$26,935	$28,358	$52,218	$57,647
Core FFO attributable to common stockholders per diluted share (1) (2)	$0.48	$0.50	$0.92	$1.02
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
As of June 30, 2023, the Company had outstanding commitments of $50.0 million for tenant improvement allowances and $0.3 million for leasing commissions. The actual amount we pay for tenant improvement allowances may be lower than the commitment in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. The Company estimates that the foregoing tenant improvement allowances and leasing commissions will be funded between 2023 and 2035.

The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in this reserve totaled $34.7 million as of June 30, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
During the three and six months ended June 30, 2023, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended June 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	3	44	47
Weighted average rental rate change (cash basis) (1)	(18.2)%	8.0%	6.7%
Tenant leasing costs and concession commitments (2)	$13	$81	$94
Tenant leasing costs and concession commitments per rentable square foot	$4.07	$1.85	$2.00
Weighted average lease term (by rentable square feet) (years)	3.0	3.0	3.0
Tenant leasing costs and concession commitments per rentable square foot per year	$1.36	$0.62	$0.67

	Six Months Ended June 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	18	111	129
Weighted average rental rate change (cash basis) (1) (3)	(19.8)%	17.3%	13.5%
Tenant leasing costs and concession commitments (2)	$748	$1,065	$1,813
Tenant leasing costs and concession commitments per rentable square foot	$41.38	$9.62	$14.09
Weighted average lease term (by rentable square feet) (years)	7.8	9.8	9.5
Tenant leasing costs and concession commitments per rentable square foot per year	$5.29	$0.98	$1.48
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
(3)Excludes one new lease for approximately 4,000 square feet of space that had been vacant for more than 12 months at the time the new lease was executed.
During the three and six months ended June 30, 2023 and 2022, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as set forth in the following table.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease related costs (1)	$93	$1,230	$977	$2,216
Lease incentives (2)	—	—	—	—
Building, fixtures and improvements (3)	2,079	1,151	4,533	2,566
Total capital expenditures	$2,172	$2,381	$5,510	$4,782
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

Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and six months ended June 30, 2023 and 2022.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Rental	$51,824	$52,659	$(835)	$101,814	$105,676	$(3,862)
Fee income from unconsolidated joint venture	200	190	10	400	379	21
Total revenues	$52,024	$52,849	$(825)	$102,214	$106,055	$(3,841)
Rental
The decreases in rental revenue of $0.8 million and $3.9 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 were primarily due to the decrease in our overall occupied square footage due to scheduled vacancies and dispositions. Our portfolio occupancy rate was 86.2% and we had 81 office properties with an aggregate of 9.5 million leasable square feet as of June 30, 2023, as compared to a portfolio occupancy rate of 86.4% and 91 office properties with an aggregate of 10.4 million square feet as of June 30, 2022. During the three and six months ended June 30, 2023, the Company recognized $1.5 million and $3.2 million, respectively, of lease termination income. During the three and six months ended June 30, 2022 the Company recognized $0.9 million of lease termination income.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Property operating	15,487	15,156	331	$30,831	$30,470	$361
General and administrative	4,565	3,291	1,274	8,874	6,808	2,066
Depreciation and amortization	27,877	33,828	(5,951)	56,043	68,181	(12,138)
Impairments	11,819	7,758	4,061	15,573	9,360	6,213
Transaction related	150	141	9	255	204	51
Spin related	—	208	(208)	—	964	(964)
Total operating expenses	$59,898	$60,382	$(484)	$111,576	$115,987	$(4,411)
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained consistent during the three and six months ended June 30, 2023, as compared to the same periods in 2022, which is the net result of decreases in expenses from property dispositions, offset by increases due to timing and nature of certain operating costs including property taxes accrued for near-term vacancies.

General and Administrative Expenses
General and administrative expenses increased $1.3 million and $2.1 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, which was primarily due to higher employee headcount and increased stock compensation expense for additional equity award issuances during the three and six months ended June 30, 2023 as compared to the same period in 2022.
Depreciation and Amortization Expenses
The decreases in depreciation and amortization expenses of $6.0 million and $12.1 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 were primarily due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms, as well as disposition and impairment of real estate assets.
Impairments
Impairments increased $4.1 million and $6.2 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The impairment charges of $11.8 million and $15.6 million in the three and six months ended June 30, 2023, respectively, include a total of four properties and the charges were incurred primarily with respect to real estate assets expected to be sold and reflect the Company’s future cash flow assumptions for agreed-upon or estimated sale proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets. Impairment charges totaling $7.8 million and $9.4 million, respectively, with respect to six properties were recorded during the same periods in 2022. See Note 5 – Fair Value Measures for further information.
Transaction Related Expenses
Transaction related expense remained relatively consistent during the three and six months ended June 30, 2023 as compared to the same periods in 2022.
Spin Related Expenses
During the three and six months ended June 30, 2023, the Company incurred no spin related expenses. During the three and six months ended June 30, 2022, the Company incurred $0.2 million and $1.0 million, respectively, of spin related expenses, which primarily consist of legal and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Interest expense, net	$(7,222)	$(7,867)	$(645)	$(14,361)	$(14,714)	$(353)
Loss on extinguishment of debt, net	$(504)	$—	$504	$(504)	$(468)	$36
Other income, net	$165	$48	$117	$201	$87	$114
Equity in loss of unconsolidated joint venture, net	$(95)	$(54)	$41	$(218)	$(95)	$123
Provision for income taxes	$(185)	$(164)	$21	$(345)	$(330)	$15

Interest Expense, net
Interest expense, net decreased $0.6 million and $0.4 million during the three and six months ended June 30, 2023 as compared to the same periods in 2022, which was primarily due to lower outstanding debt during the three and six months ended June 30, 2023, partially offset by higher interest rates. The Company’s average debt outstanding for the three and six months ended June 30, 2023 was $530.0 million, as compared to $611.0 million and $610.5 million during the three and six months ended June 30, 2022, respectively. Interest expense for the three and six months ended June 30, 2023 included offsets of $1.9 million and $3.6 million, respectively, of reclassified previous gains on interest rate swaps from accumulated other comprehensive income, compared with less than $0.1 million reclassified gains in the three months ended June 30, 2022 and $0.2 million of reclassified losses in the six months ended June 30, 2022.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the three and six months ended June 30, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as defined below and discussed in Note 6 – Debt, Net. Loss on extinguishment of debt, net during the six months ended June 30, 2022 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as defined below and discussed in Note 6 – Debt, Net.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three and six months ended June 30, 2023 as compared to the same periods in 2022.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained consistent at $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
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
The table below presents a reconciliation of FFO and Core FFO to net (loss) income attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(15,730)	$(15,571)	$(24,615)	$(25,477)
Depreciation and amortization of real estate assets	27,852	33,811	55,994	68,148
Impairment of real estate	11,819	7,758	15,573	9,360
Proportionate share of adjustments for unconsolidated joint venture	463	461	925	922
FFO attributable to common stockholders	$24,404	$26,459	$47,877	$52,953
Transaction related	150	141	255	204
Spin related (1)	—	208	—	964
Amortization of deferred financing costs (2)	1,059	1,057	2,108	2,228
Amortization of deferred lease incentives, net (2)	100	—	201	—
Equity-based compensation (2)	689	439	1,215	709
Loss on extinguishment of debt, net	504	—	504	468
Proportionate share of adjustments for unconsolidated joint venture	29	54	58	121
Core FFO attributable to common stockholders	$26,935	$28,358	$52,218	$57,647

Weighted-average shares of common stock outstanding - basic	56,679,984	56,629,467	56,661,000	56,627,569
Effect of weighted-average dilutive securities (3)	10,665	—	11,965	—
Weighted-average shares of common stock outstanding - diluted	56,690,649	56,629,467	56,672,965	56,629,467

FFO attributable to common stockholders per diluted share	$0.43	$0.47	$0.84	$0.94
Core FFO attributable to common stockholders per diluted share	$0.48	$0.50	$0.92	$1.02
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
(2)The Company has revised its definition of Core FFO beginning in 2023 and has applied this change retrospectively for comparison purposes.
(3)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and six months ended June 30, 2023 and 2022, as the effect would be antidilutive.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of June 30, 2023, we had $42.2 million of cash and cash equivalents and $250.0 million of borrowing capacity under the Revolving Facility. Following June 30, 2023, we deposited $28.0 million of our cash on hand into an escrow account with the administrative agent under the Revolving Facility as additional cash collateral. These funds will, in accordance with our obligations under the Revolving Facility to pay cash on hand in excess of $25.0 million to the administrative agent as described below, be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of our interest rate swap agreements with respect to $175.0 million of borrowings thereunder.
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
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of June 30, 2023 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2023	2024	2025	2026	2027
Credit facility revolver (1) (2)	SOFR + 3.35%	May 2026	$175,000	$—	$—	$—	$175,000	$—
Mortgages payable (3)	4.971%	February 2027	355,000	—	—	—	—	355,000
Total			$530,000	$—	$—	$—	$175,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of June 30, 2023, we had $175.0 million of variable rate debt on the Revolving Facility which was effectively fixed through the use of interest rate swap agreements.
(2)The credit facility revolver matures on November 12, 2024 with an option to extend the maturity an additional 18 months to May 12, 2026. This table assumes exercise of the extension option.
(3)The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of June 30, 2023.
Credit Agreement Obligations
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion OP, as borrower, entered into (i) a credit agreement (the “Credit Agreement”) providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”), including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto and (ii) a credit agreement (the “Bridge Credit Agreement”) providing for a six-month, $355.0 million senior bridge term loan facility (the “Bridge Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

In February 2022, as further described below, we refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility.
As of June 30, 2023, the Company had approximately $530.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $175.0 million outstanding under our Revolving Facility. In addition, the Company’s pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of June 30, 2023.
We have entered into two amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option may be exercised beginning on May 16, 2024 and is subject to customary conditions including there being no default or event of default and the payment of an extension fee.
Giving effect to the amendments described above, the interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which has effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023.
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.
The Revolving Facility is guaranteed pursuant to a guaranty by us and, subject to certain exceptions, substantially all of Orion OP’s existing and future subsidiaries (including substantially all of its subsidiaries that directly or indirectly own unencumbered real properties), other than certain joint ventures and subsidiaries that own real properties subject to certain other indebtedness (such subsidiaries of Orion OP, the “Subsidiary Guarantors”).
The Revolving Facility is secured by, among other things, first priority pledges of the equity interests in the Subsidiary Guarantors.
Revolving Facility Covenants
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use (or, under certain circumstances, set aside in an escrow account established by the administrative agent) such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility. As of June 30, 2023, we had $42.2 million of unrestricted cash and cash equivalents. Following June 30, 2023, we deposited $28.0 million of our cash on hand into an escrow account with the administrative agent under the Revolving Facility as additional cash collateral. These funds will, in accordance with our obligations described above, be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of our interest rate swap agreements with respect to $175.0 million of borrowings thereunder.

In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second amendment described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	June 30, 2023
Ratio of total indebtedness to total asset value	≤ 60%	37.5%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.69x
Ratio of secured indebtedness to total asset value	≤ 40%	25.1%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	16.0%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	13.52x
Unencumbered asset value	≥ $600.0 million	$920.1 million
____________________________________
(1)Pursuant to the second amendment described above, if the ratio of unsecured debt to unencumbered asset value exceeds 35% as of the end of two consecutive fiscal quarters, Orion OP will be required, within 90 days and subject to cure rights, to grant the administrative agent a first priority lien on all the properties included in the pool of unencumbered assets (other than properties identified for disposition by us so long as such properties are sold within one year of such identification).
As of June 30, 2023, Orion OP was in compliance with these financial covenants.
The Revolving Facility includes customary representations and warranties of us and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolving Facility. The Revolving Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the Revolving Facility to be immediately due and payable and foreclose on the collateral securing the Revolving Facility.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2023, the Company was in compliance with these financial covenants.
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

Derivatives and Hedging Activities
During the year ended December 31, 2021, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, the Company terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility. These interest rate swap agreements remain in effect for the $175.0 million of borrowings under the Revolving Facility as of June 30, 2023 until November 12, 2023.
Dividends
We have been operating in a manner so as to qualify and have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the six months ended June 30, 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 3, 2023	June 30, 2023	July 17, 2023	$0.10
On August 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2023, payable on October 16, 2023, to stockholders of record as of September 29, 2023.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of June 30, 2023, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding potential acquisitions and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the six months ended June 30, 2023, and it has not repurchased any shares under the Share Repurchase Program through August 9, 2023.
Cash Flow Analysis for the Six Months Ended June 30, 2023
The following table summarizes the changes in cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		2023 vs 2022 Increase/(Decrease)
	2023	2022
Net cash provided by operating activities	$43,918	$51,794	$(7,876)
Net cash (used in) provided by investing activities	$(5,148)	$1,284	$(6,432)
Net cash used in financing activities	$(17,173)	$(27,831)	$10,658
Net cash provided by operating activities decreased $7.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in accounts payable, accrued expenses and other liabilities, net and an increase in accounts receivable, net and other assets, net, and a decrease in revenue overall due to dispositions, vacancies, and the timing and nature of certain operating costs.
Net cash provided by investing activities decreased $6.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The change was primarily due to no proceeds from the disposition of real estate received in the six months ended June 30, 2023 as compared to $3.5 million of proceeds in the same period in 2022, and a $3.3 million increase in capital expenditures and leasing costs in the six months ended June 30, 2023 compared to the same period in 2022.
The Company used $10.7 million less of net cash in financing activities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to net repayment on the Company’s Revolving Facility during the six months ended June 30, 2022, partially offset by increased payments of deferred financing costs and cash dividends to stockholders during the six months ended June 30, 2023 compared to the same period in 2022.
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
Interest Rate Risk
As of June 30, 2023, our debt included fixed-rate debt, with a fair value and carrying value of $324.8 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $10.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $10.4 million.
As of June 30, 2023, our debt included variable-rate debt that was swapped-to-fixed through the use of derivative instruments with a fair value and carrying value of $175.0 million. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from June 30, 2023 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million.
As of June 30, 2023, we did not have any outstanding variable-rate debt that was not swapped-to-fixed through the use of derivative instruments. See Note 6 – Debt, Net to our consolidated financial statements.
As of June 30, 2023, our interest rate swaps had a fair value that resulted in net assets of $3.0 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1
Second Amendment to Credit Agreement, dated as of June 29, 2023, among Orion Office REIT LP, as Borrower, Orion Office REIT Inc., as Parent, Wells Fargo Bank National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on June 29, 2023 and incorporated herein by reference)

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

Dated: August 9, 2023