Form 10-Q
period 2023-09-30
Orion Office REIT Inc.
filed 2023-11-09
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,780,054 shares of common stock of Orion Office REIT Inc. outstanding as of November 3, 2023.

ORION OFFICE REIT INC.
For the quarterly period ended September 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$227,203	$238,225
Buildings, fixtures and improvements	1,106,383	1,128,400
Total real estate investments, at cost	1,333,586	1,366,625
Less: accumulated depreciation	156,904	133,379
Total real estate investments, net	1,176,682	1,233,246
Accounts receivable, net	26,911	21,641
Intangible lease assets, net	144,304	202,832
Cash and cash equivalents	32,286	20,638
Real estate assets held for sale, net	3,818	2,502
Other assets, net	120,390	90,214
Total assets	$1,504,391	$1,571,073

LIABILITIES AND EQUITY
Mortgages payable, net	$352,683	$352,167
Credit facility term loan, net	—	173,815
Credit facility revolver	175,000	—
Accounts payable and accrued expenses	30,570	26,161
Below-market lease liabilities, net	9,481	14,068
Distributions payable	5,578	5,664
Other liabilities, net	21,811	23,340
Total liabilities	595,123	595,215

Common stock, $0.001 par value, 100,000,000 shares authorized 55,780,054 and 56,639,040 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	56	57
Additional paid-in capital	1,143,825	1,147,014
Accumulated other comprehensive income	986	6,308
Accumulated deficit	(237,026)	(178,910)
Total stockholders’ equity	907,841	974,469
Non-controlling interest	1,427	1,389
Total equity	909,268	975,858
Total liabilities and equity	$1,504,391	$1,571,073

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental	$48,876	$51,580	$150,690	$157,256
Fee income from unconsolidated joint venture	200	189	600	568
Total revenues	49,076	51,769	151,290	157,824
Operating expenses:
Property operating	15,506	15,303	46,337	45,773
General and administrative	4,367	4,672	13,241	11,480
Depreciation and amortization	27,013	32,693	83,056	100,874
Impairments	11,403	44,801	26,976	54,161
Transaction related	101	194	356	398
Spin related	—	—	—	964
Total operating expenses	58,390	97,663	169,966	213,650
Other (expenses) income:
Interest expense, net	(7,380)	(7,904)	(21,741)	(22,618)
Gain on disposition of real estate assets	18	1,059	18	1,059
Loss on extinguishment of debt, net	—	—	(504)	(468)
Other income, net	437	31	638	118
Equity in loss of unconsolidated joint venture, net	(108)	(157)	(326)	(252)
Total other (expenses) income, net	(7,033)	(6,971)	(21,915)	(22,161)
Loss before taxes	(16,347)	(52,865)	(40,591)	(77,987)
Provision for income taxes	(160)	(164)	(505)	(494)
Net loss	(16,507)	(53,029)	(41,096)	(78,481)
Net income attributable to non-controlling interest	(12)	(18)	(38)	(43)
Net loss attributable to common stockholders	$(16,519)	$(53,047)	$(41,134)	$(78,524)

Weighted-average shares outstanding - basic and diluted	56,543	56,635	56,621	56,630
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.94)	$(0.73)	$(1.39)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,507)	$(53,029)	$(41,096)	$(78,481)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	37	1,885	386	7,229
Reclassification of previous unrealized gain on interest rate derivatives into net loss	(2,077)	(679)	(5,708)	(471)
Total other comprehensive income (loss)	(2,040)	1,206	(5,322)	6,758

Total comprehensive loss	(18,547)	(51,823)	(46,418)	(71,723)
Comprehensive income attributable to non-controlling interest	(12)	(18)	(38)	(43)
Total comprehensive loss attributable to common stockholders	$(18,559)	$(51,841)	$(46,456)	$(71,766)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net (loss) income	—	—	—	—	(8,885)	(8,885)	11	(8,874)
Distributions	—	—	—	—	(5,721)	(5,721)	—	(5,721)
Repurchases of common stock to settle tax obligations	(12,728)	—	(74)	—	—	(74)	—	(74)
Equity-based compensation, net	37,615	—	526	—	—	526	—	526
Other comprehensive income, net	—	—	—	(1,768)	—	(1,768)	—	(1,768)
Balance, March 31, 2023	56,663,927	$57	$1,147,466	$4,540	$(193,516)	$958,547	$1,400	$959,947
Net (loss) income	—	—	—	—	(15,730)	(15,730)	15	(15,715)
Distributions	—	—	—	—	(5,683)	(5,683)	—	(5,683)
Equity-based compensation, net	31,764	—	689	—	—	689	—	689
Other comprehensive income, net	—	—	—	(1,514)	—	(1,514)	—	(1,514)
Balance, June 30, 2023	56,695,691	$57	$1,148,155	$3,026	$(214,929)	$936,309	$1,415	$937,724
Net (loss) income	—	—	—	—	(16,519)	(16,519)	12	(16,507)
Distributions	—	—	—	—	(5,578)	(5,578)	—	(5,578)
Repurchases of common stock under Share Repurchase Program	(915,637)	(1)	(5,017)	—	—	(5,018)	—	(5,018)
Equity-based compensation, net	—	—	687	—	—	687	—	687
Other comprehensive income, net	—	—	—	(2,040)	—	(2,040)	—	(2,040)
Balance, September 30, 2023	55,780,054	$56	$1,143,825	$986	$(237,026)	$907,841	$1,427	$909,268

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

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,096)	$(78,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,056	100,874
Non-cash revenue adjustments, net	(6,562)	(2,683)
Impairments	26,976	54,161
Gain on disposition of real estate assets	(18)	(1,059)
Loss on extinguishment of debt, net	504	468
Amortization of deferred financing costs	3,041	3,295
Equity-based compensation	1,902	1,153
Equity in loss of unconsolidated joint venture, net	326	252
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(2,545)	502
Accounts payable, accrued expenses and other liabilities, net	4,004	7,435
Net cash provided by operating activities	69,588	85,917
Cash flows from investing activities:
Capital expenditures and leasing costs	(12,746)	(7,392)
Proceeds from disposition of real estate, net	13,767	22,281
Return of investment from unconsolidated joint venture	1,374	1,798
Deposits for real estate assets	(2,340)	—
Refunds of deposits for real estate assets	2,340	—
Proceeds from the settlement of property-related insurance claims	757	—
Net cash provided by investing activities	3,152	16,687
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	—	(355,026)
Proceeds from mortgages payable	—	355,000
Proceeds from credit facility revolver	175,000	70,000
Repayments of credit facility revolver	—	(129,000)
Repayment of credit facility term loan	(175,000)	—
Payments of deferred financing costs	(5,654)	(3,096)
Repurchases of common stock under Share Repurchase Program	(5,018)	—
Repurchases of common stock to settle tax obligations	(74)	—
Payments of deferred equity offering costs	(41)	—
Distributions paid	(17,000)	(11,327)
Other financing activities	(68)	(46)
Net cash used in financing activities	(27,855)	(73,495)
Net change in cash and cash equivalents and restricted cash	44,885	29,109

Cash and cash equivalents and restricted cash, beginning of period	55,311	29,318
Cash and cash equivalents and restricted cash, end of period	$100,196	$58,427

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$20,638	$29,318
Restricted cash at beginning of period	34,673	—
Cash and cash equivalents and restricted cash at beginning of period	$55,311	$29,318

Cash and cash equivalents at end of period	$32,286	$23,282
Restricted cash at end of period	67,910	35,145
Cash and cash equivalents and restricted cash at end of period	$100,196	$58,427

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of mission-critical regional and corporate headquarters office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. The Company was incorporated in the state of Maryland on July 1, 2021 and has been operating in a manner so as to qualify and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
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
As of September 30, 2023, the Company owned and operated 79 office properties and related assets totaling approximately 9.3 million leasable square feet located within 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of September 30, 2023, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. During the three and nine months ended September 30, 2022, the Company recorded a reduction to rental revenue of $0.5 million for property operating expense reimbursements not probable of collection.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $4.1 million of lease termination income, respectively. During the nine months ended September 30, 2022, the Company recognized $0.9 million of lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended September 30, 2023 and 2022 and $0.6 million for the nine months ended September 30, 2023 and 2022.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
Restricted Cash
The Company had $67.9 million and $34.7 million in restricted cash as of September 30, 2023 and December 31, 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances and excess cash held by the administrative agent under the Revolving Facility (as defined in Note 6 – Debt, Net) to be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of the Company’s interest rate swap agreements with respect to $175.0 million of borrowings thereunder. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that the Company has yet to adopt as of September 30, 2023, that are expected to have a significant impact on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three and nine months ended September 30, 2023, the Company had no acquisitions. During the nine months ended September 30, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of September 30, 2022. The Company did not have any other acquisitions during the three and nine months ended September 30, 2022.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total dispositions	2	4	2	5
Aggregate gross sales price	$14,050	$19,530	$14,050	$23,130

Gain on disposition of real estate assets	$18	$1,059	$18	$1,059
Property count	2	3	2	3

Impairments on disposition of real estate assets	$—	$21	$—	$1,098
Property count	—	1	—	2
As of September 30, 2023, the Company had two properties classified as held for sale with a carrying value of $3.8 million, primarily comprised of land of $1.1 million and building, fixtures and improvements, net, of $2.7 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets, which it expects to be sold in the next 12 months as part of its portfolio management strategy. During the nine months ended September 30, 2023 and 2022, the Company recorded losses of $4.4 million and $6.0 million, respectively, related to held for sale properties, which are included in impairments in the accompanying consolidated statements of operations. One of the properties classified as held for sale as of September 30, 2023 was sold during October 2023. See Note 15 – Subsequent Events, below.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	September 30, 2023	December 31, 2022
Intangible lease assets:
In-place leases, net of accumulated amortization of $185,587 and $144,798, respectively	6.1	$121,165	$177,698
Leasing commissions, net of accumulated amortization of $2,651 and $1,553, respectively	12.4	13,493	13,614
Above-market lease assets, net of accumulated amortization of $13,798 and $11,391, respectively	6.5	6,052	9,826
Deferred lease incentives, net of accumulated amortization of $303 and $116, respectively	9.1	3,594	1,694
Total intangible lease assets, net		$144,304	$202,832

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $21,769 and $17,249, respectively	9.9	$9,481	$14,068
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.2 million for the nine months ended September 30, 2023, as compared to less than $0.1 million for the three and nine months ended September 30, 2022. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $18.5 million and $57.4 million for the three and nine months ended September 30, 2023, respectively, and $23.7 million and $73.5 million for the three and nine months ended September 30, 2022, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028
In-place leases:
Total projected to be included in amortization expense	$17,157	$49,039	$21,608	$15,499	$7,441	$4,592
Leasing commissions:
Total projected to be included in amortization expense	$373	$1,450	$1,382	$1,379	$1,356	$1,207
Above-market lease assets:
Total projected to be deducted from rental revenue	$1,042	$2,964	$850	$682	$237	$115
Deferred lease incentives:
Total projected to be deducted from rental revenue	$84	$338	$321	$223	$200	$186
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,407	$3,786	$1,036	$817	$655	$571

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Nine Months Ended
Investment	September 30, 2023		September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
Arch Street Joint Venture (2) (3)	20%	6	$14,124	15,824	$(326)	(252)
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
(2)During the three and nine months ended September 30, 2023 and 2022, the Arch Street Joint Venture did not acquire any properties.
(3)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.5 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$11,961	$10,461
Straight-line rent receivable, net	14,950	11,180
Total	$26,911	$21,641

Other assets, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Restricted cash	$67,910	$34,673
Right-of-use assets, net (1)	25,650	26,422
Investment in unconsolidated joint venture	14,124	15,824
Deferred costs, net (2)	8,444	4,619
Prepaid expenses	2,203	1,305
Derivative assets	986	6,308
Other assets, net	1,073	1,063
Total	$120,390	$90,214
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2023 and 2022. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $9.9 million, and a below-market right-of-use asset, net of $6.7 million as of September 30, 2023. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.6 million, and a below-market right-of-use asset, net of $6.8 million as of December 31, 2022.
(2)Amortization expense for deferred costs related to the Revolving Facility totaled $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $4.3 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively. Additional deferred costs related to the Revolving Facility of $5.6 million were capitalized during the nine months ended September 30, 2023 in connection with the second amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Deferred costs, net also includes outstanding deferred equity offering costs of $0.6 million and $0.5 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of September 30, 2023 and December 31, 2022, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2023
Derivative assets	$—	$986	$—	$986

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Derivative assets	$—	$6,308	$—	$6,308
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing six and 10 properties were deemed to be impaired during the nine months ended September 30, 2023 and 2022, respectively, resulting in impairment charges of $27.0 million and $54.2 million during the nine months ended September 30, 2023 and 2022, respectively. The impairment charges were incurred primarily with respect to real estate assets expected to be sold and reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sale proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Number of properties	6	10

Carrying value of impaired properties	$54,803	$98,633
Provisions for impairment	(26,976)	(54,161)
Estimated fair value	$27,827	$44,472

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
The Company estimates fair values using Level 2 and Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and/or recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including the following: (1) capitalization rates; (2) discount rates; (3) number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants.
For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2023, the fair value measurement for five properties was determined based on sales prices under definitive agreements and the one remaining property was determined by applying an estimated sales price based on market data. During the nine months ended September 30, 2023, impairment charges of $14.0 million were recorded for held and used properties, $8.4 million impairment charges were recorded for held for sale properties and $4.6 million for disposed properties.
For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2022, the fair value measurement for eight impaired properties was determined by applying an estimated sales price based on market data and two impaired properties by applying a discount rate of 8.5% and capitalization rate of 8.0%. During the nine months ended September 30, 2022, impairment charges of $44.0 million were recorded for held and used properties, and $1.6 million impairment charges were recorded for held for sale properties and $8.6 million for disposed properties.
The following table presents certain of the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2(1)	Level 3(1)	Balance as of September 30, 2023
Assets of properties held and used	$—	$10,000	$2,762	$12,762
Assets of properties held for sale	—	1,316	—	1,316
Total	$—	$11,316	$2,762	$14,078

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2022
Assets of properties held and used	$—	$38,900	$11,957	$50,857
Assets of properties held for sale	—	2,502	—	2,502
Total	$—	$41,402	$11,957	$53,359
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at September 30, 2023	Fair Value at September 30, 2023	Carrying Value at December 31, 2022	Fair Value at December 31, 2022
Assets:
Derivative assets	2	$986	$986	$6,308	$6,308

Liabilities (1):
Mortgages payable	2	355,000	332,924	355,000	332,323
Credit facility term loan	2	—	—	175,000	175,000
Credit facility revolver	2	175,000	175,000	—	—
Total		$530,000	$507,924	$530,000	$507,323
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.
Note 6 – Debt, Net
As of September 30, 2023, the Company had $527.7 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 3.1 years and a weighted-average interest rate of 4.63%. The following table summarizes the carrying value of debt as of September 30, 2023 and December 31, 2022, and the debt activity for the nine months ended September 30, 2023 (in thousands):

		Nine Months Ended September 30, 2023
	Balance as of December 31, 2022	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2023
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,833)	—	—	516	(2,317)
Mortgages payable, net	352,167	—	—	516	352,683

Credit facility term loan:
Outstanding balance	175,000	—	(175,000)	—	—
Deferred costs	(1,185)	—	504	681	—
Credit facility term loan, net	173,815	—	(174,496)	681	—

Credit facility revolver	—	175,000	—	—	175,000

Total debt	$525,982	$175,000	$(174,496)	$1,197	$527,683
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of September 30, 2023 (in thousands):

Total
October 1, 2023 to December 31, 2023	$—
2024	—
2025	—
2026 (1)	175,000
2027	355,000
Total	$530,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of September 30, 2023,

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
$175.0 million of principal amount was outstanding under the Revolving Facility with $250.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
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
Giving effect to the amendments described above, the interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid and reborrowed, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which has effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company’s borrowing cost on the Revolving Facility will no longer be effectively fixed, but rather will float and, therefore, the Company’s borrowing cost on the Revolving Facility will immediately shift to prevailing short-term interest rates based on the benchmark and applicable margin described above, and the Company will be exposed to interest rate fluctuations on these borrowings.
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
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use (or, under certain circumstances, set aside in an escrow account established by the administrative agent) such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility. As of September 30, 2023, the Company had $33.2 million of restricted cash deposited in an escrow account with the administrative agent under the Revolving Facility as additional cash collateral. These funds will, in accordance with Orion OP’s obligations described above, be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of the Company’s interest rate swap agreements with respect to $175.0 million of borrowings thereunder.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
As of September 30, 2023, Orion OP was in compliance with the Revolving Facility financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2023, the Company was in compliance with these financial covenants.
The Mortgage Borrowers and the Company also provided a customary environmental indemnity agreement, pursuant to which the Mortgage Borrowers and the Company agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities relating to the Mortgaged Properties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
The Company’s mortgages payable consisted of the following as of September 30, 2023 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$441,293	$355,000	4.97%	3.4
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of September 30, 2023.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of each of September 30, 2023 and December 31, 2022, the Company had interest rate swap agreements with an aggregate notional amount of $175.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate swap agreements were entered into in order to hedge interest rate volatility. The initial interest rate swap agreements were effective on December 1, 2021 and were scheduled to terminate on November 12, 2023. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, the Company terminated the initial interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023. These interest rate swap agreements remain in effect for the $175.0 million of borrowings under the Revolving Facility as of September 30, 2023 until November 12, 2023.
The table below presents the fair value of the Company’s derivative financial instrument designated as a cash flow hedge as well as its classification in the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$986	$6,308
During the three and nine months ended September 30, 2023, the Company recorded unrealized gains of less than $0.1 million and $0.4 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. During the three and nine months ended September 30, 2022, the Company recorded unrealized gains of $1.9 million and $7.2 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income.
During the three and nine months ended September 30, 2023, the Company reclassified previous gains of $2.1 million and $5.7 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. During the three and nine months ended September 30, 2022, the Company reclassified previous gains of $0.7 million and $0.5 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
The Company estimates that an additional $1.0 million will be reclassified from other comprehensive income as a decrease to interest expense through November 12, 2023.
Derivatives Not Designated as Hedging Instruments
As of each of September 30, 2023 and December 31, 2022, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023	$986	$—	$—	$986	$—	$—	$—	$986
December 31, 2022	$6,308	$—	$—	$6,308	$—	$—	$—	$6,308
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$18,727	$18,729
Cash paid for income taxes	$453	$678
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$4,628	$1,251
Distributions declared and unpaid	$5,578	$5,664
Land acquired upon finance lease termination	$—	$4,707
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued real estate and other taxes	$15,497	$10,191
Accrued operating and other	7,599	10,034
Accrued capital expenditures and leasing costs	4,183	2,333
Accrued interest	1,708	1,810
Accounts payable	1,583	1,793
Total	$30,570	$26,161
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. As of September 30, 2023, the Company had total commitments of $44.3 million outstanding for tenant improvement allowances and $0.3 million for leasing commissions. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
The restricted cash included in the reserve totaled $34.7 million as of September 30, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of September 30, 2023, the Company’s operating leases have non-cancelable lease terms ranging from 0.2 years to 15.6 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of September 30, 2023 (in thousands).

Future Minimum Base Rent Payments
October 1, 2023 - December 31, 2023	$32,890
2024	112,183
2025	75,683
2026	72,381
2027	51,814
2028	40,104
Thereafter	158,714
Total	$543,769
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of September 30, 2023, the Company’s operating leases had remaining lease terms ranging from 0.2 years to 61.3 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.50% as of September 30, 2023. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. No cash paid for operating lease liabilities was capitalized for the three and nine months ended September 30, 2023 and 2022.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of September 30, 2023 (in thousands).

Future Minimum Lease Payments
October 1, 2023 - December 31, 2023	$278
2024	883
2025	892
2026	478
2027	445
2028	447
Thereafter	12,492
Total	15,915
Less: imputed interest	5,799
Total	$10,116
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
Dividends
During the nine months ended September 30, 2023 and 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 17, 2022	$0.10
On November 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2023, payable on January 16, 2024, to stockholders of record as of December 29, 2023.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
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
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. During the three months ended September 30, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of common stock.
Note 13 - Equity-Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, other employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the requisite service period, which is generally the vesting period. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based RSUs”) and restricted stock units that may vest in a number ranging from 0% to 100% of the total number of units granted, based on the Company’s total shareholder return measured on an absolute basis (“TSR-Based RSUs”) and based on certain operational performance metrics (“Metrics-Based RSUs” and collectively with the TSR-Based RSUs, “Performance-Based RSUs”), in each case for officers and other employees during a three-year performance period. The Company also granted Time-Based RSUs to its non-employee directors which are scheduled to vest on the earlier of the one-year anniversary of the grant date and the next annual meeting, subject to the recipient’s continued service with the Company.
During the nine months ended September 30, 2023 and 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of September 30, 2023, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2023, was $0.6 million and $1.7 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2022, was $0.4 million and $0.8 million, respectively. As of September 30, 2023, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.0 million, with an aggregate weighted-average remaining term of 1.9 years.
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)
Distribution. Equity-based compensation expense for the three and nine months ended September 30, 2023, related to such Realty Income equity-based compensation awards, was less than $0.1 million and $0.2 million, respectively. Equity-based compensation expense for the three and nine months ended September 30, 2022, related to such Realty Income equity-based compensation awards, was $0.1 million and $0.3 million, respectively. As of September 30, 2023, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was less than $0.1 million with an aggregate weighted-average remaining term of 0.4 years.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(16,507)	$(53,029)	$(41,096)	$(78,481)
Income attributable to non-controlling interest	(12)	(18)	(38)	(43)
Net loss available to common stockholders used in basic and diluted net income per share	(16,519)	(53,047)	(41,134)	(78,524)

Weighted average shares of common stock outstanding - basic	56,543,379	56,635,038	56,621,362	56,630,086
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	56,543,379	56,635,038	56,621,362	56,630,086

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.94)	$(0.73)	$(1.39)
____________________________________
(1)As of September 30, 2023 and 2022, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were anti-dilutive.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average unvested Time-Based RSUs (1)	25,559	—	3,337	—
Weighted average stock warrants	1,120,000	1,120,000	1,120,000	1,120,000
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On November 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2023, payable on January 16, 2024, to stockholders of record as of December 29, 2023.
Dispositions
On October 23, 2023, the Company closed on the sale of one property for a gross sales price of approximately $1.4 million.
Leasing Activity
During October 2023, the Company entered into a 10.0-year early lease renewal for approximately 90,000 square feet at its property in Memphis, Tennessee. Also during October 2023, the Company entered into a new 10.0-year lease for 3,000 square feet of retail space at its property in Covington, Kentucky leased primarily to the United States of America. On November 1, 2023, one additional lease comprising 0.3 million square feet terminated at one of our properties.

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
•conditions associated with the global market, including an oversupply of office space, tenant credit risk and general economic conditions and geopolitical conditions;
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
•our ability to accurately forecast the payment of future dividends on our common stock, and the amount of such dividend;

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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of September 30, 2023, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
As of September 30, 2023, we owned and operated 79 office properties with an aggregate of 9.3 million leasable square feet located in 29 states with an occupancy rate of 80.1% and a weighted-average remaining lease term of 3.9 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 9.5 million leasable square feet with an occupancy rate of 80.5%, or 88.7% adjusted for properties that have been sold following September 30, 2023 or are currently under agreement to be sold, and a weighted-average remaining lease term of 3.9 years as of September 30, 2023.
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
Basis of Presentation
For the three and nine months ended September 30, 2023 and 2022, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.
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
Significant Transactions Summary
Activity through September 30, 2023
Real Estate Operations
•During the nine months ended September 30, 2023, we closed on the sale of two vacant properties for an aggregate gross sales price of $14.1 million. On October 23, 2023, we closed on the sale of one vacant property for a gross sales price of $1.4 million. As of November 9, 2023, we had pending agreements to dispose of an additional nine properties for an aggregate gross sales price of $46.6 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.

•During the nine months ended September 30, 2023, we completed approximately 0.1 million square feet of lease renewals and new leases across three different properties. We also entered into a lease expansion covering 11,000 square feet with an existing tenant at one property. During October 2023, the Company entered into a 10.0-year early lease renewal for approximately 90,000 square feet at its property in Memphis, Tennessee. Also during October 2023, the Company entered into a new 10.0-year lease for 3,000 square feet of retail space at its property in Covington, Kentucky leased primarily to the United States of America.
•During the nine months ended September 30, 2023, 12 leases expired or terminated, including the six property former Walgreens campus in Deerfield, Illinois, comprising a total reduction in occupied space of approximately 1.1 million rentable square feet. As of September 30, 2023, the Company had a total of 13 vacant properties, one of which was sold subsequent to quarter end as discussed above and another seven are being marketed for sale. On November 1, 2023, one additional lease comprising 0.3 million square feet terminated at one of our properties which is being marketed for sale. The Company’s plans with respect to vacant properties are subject to change.
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
•As of September 30, 2023, we had $250.0 million of borrowing capacity under our revolving credit facility and $175.0 million of outstanding borrowings thereunder. Our interest rate swap agreements with an aggregate notional amount of $175.0 million remain in effect for these borrowings until November 12, 2023.
Equity
•The Company’s Board of Directors declared quarterly cash dividends of $0.10 per share for each of the first three quarters of 2023, which were paid on April 17, 2023, July 17, 2023 and October 16, 2023. On November 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2023, payable on January 16, 2024 to stockholders of record as of December 29, 2023.
•During the three months ended September 30, 2023, the Company repurchased approximately 0.9 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock.

Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows certain property statistics of our operating properties as of September 30, 2023, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	September 30, 2023	December 31, 2022
Portfolio Metrics
Operating properties	79	81
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	9,459	9,732
Occupancy rate (2)	80.5%	89.0%
Investment-grade tenants (3)	72.0%	73.3%
Weighted-average remaining lease term (in years)	3.9	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet. The occupancy rate as of September 30, 2023 equals 88.7% adjusted for properties that have been sold following September 30, 2023 or are currently under agreement to be sold.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of September 30, 2023. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Metrics
Total revenues	$49,076	$51,769	$151,290	$157,824
Net loss attributable to common stockholders	$(16,519)	$(53,047)	$(41,134)	$(78,524)
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.94)	$(0.73)	$(1.39)
FFO attributable to common stockholders (1)	$22,317	$23,829	$70,194	$76,782
FFO attributable to common stockholders per diluted share (1)	$0.39	$0.42	$1.24	$1.36

Core FFO attributable to common stockholders (1) (2)	$24,053	$25,598	$76,271	$83,245
Core FFO attributable to common stockholders per diluted share (1) (2)	$0.43	$0.45	$1.35	$1.47
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
As of September 30, 2023, the Company had outstanding commitments of $44.3 million for tenant improvement allowances and $0.3 million for leasing commissions. The actual amount we pay for tenant improvement allowances may be lower than the commitment in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. The Company estimates that the foregoing tenant improvement allowances and leasing commissions will be funded between 2023 and 2035.
The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in this reserve totaled $34.7 million as of September 30, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
During the nine months ended September 30, 2023, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Nine Months Ended September 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	18	111	129
Weighted average rental rate change (cash basis) (1) (2)	(19.8)%	17.3%	13.5%
Tenant leasing costs and concession commitments (3)	$748	$1,065	$1,813
Tenant leasing costs and concession commitments per rentable square foot	$41.38	$9.62	$14.09
Weighted average lease term (by rentable square feet) (years)	7.8	9.8	9.5
Tenant leasing costs and concession commitments per rentable square foot per year	$5.29	$0.98	$1.48
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

During the three and nine months ended September 30, 2023 and 2022, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease related costs (1)	$—	$—	$977	$2,216
Lease incentives (2)	2,088	1,325	2,088	1,325
Building, fixtures and improvements (3)	6,271	2,405	10,804	4,971
Total capital expenditures	$8,359	$3,730	$13,869	$8,512
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and nine months ended September 30, 2023 and 2022.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Rental	$48,876	$51,580	$(2,704)	$150,690	$157,256	$(6,566)
Fee income from unconsolidated joint venture	200	189	11	600	568	32
Total revenues	$49,076	$51,769	$(2,693)	$151,290	$157,824	$(6,534)
Rental
The decreases in rental revenue of $2.7 million and $6.6 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 were primarily due to the decrease in our overall occupied square footage due to scheduled vacancies and dispositions. Our portfolio occupancy rate was 80.1% and we had 79 properties with an aggregate of 9.3 million leasable square feet as of September 30, 2023, as compared to a portfolio occupancy rate of 88.0% and 87 properties with an aggregate of 10.0 million leasable square feet as of September 30, 2022. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $4.1 million, respectively, of lease termination income. During the nine months ended September 30, 2022 the Company recognized $0.9 million of lease termination income.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Property operating	15,506	15,303	203	$46,337	$45,773	$564
General and administrative	4,367	4,672	(305)	13,241	11,480	1,761
Depreciation and amortization	27,013	32,693	(5,680)	83,056	100,874	(17,818)
Impairments	11,403	44,801	(33,398)	26,976	54,161	(27,185)
Transaction related	101	194	(93)	356	398	(42)
Spin related	—	—	—	—	964	(964)
Total operating expenses	$58,390	$97,663	$(39,273)	$169,966	$213,650	$(43,684)
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained consistent during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, which is the net result of increases due primarily to property taxes accrued for near-term vacancies and increases in property taxes for certain properties, offset by decreases in expenses resulting from property dispositions.
General and administrative expenses
General and administrative expenses decreased $0.3 million and increased $1.8 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The cumulative increase year to date was primarily due to higher employee headcount and increased stock compensation expense for additional equity award issuances during the nine months ended September 30, 2023 as compared to the same period in 2022.
Depreciation and amortization expenses
The decreases in depreciation and amortization expenses of $5.7 million and $17.8 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 were primarily due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms, as well as disposition and impairment of real estate assets.
Impairments
Impairments decreased $33.4 million and $27.2 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The impairment charges of $11.4 million and $27.0 million in the three and nine months ended September 30, 2023, respectively, include a total of six properties and the charges were incurred primarily with respect to real estate assets expected to be sold and reflect the Company’s future cash flow assumptions for agreed-upon or estimated sale proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets. Impairment charges totaling $44.8 million and $54.2 million, respectively, with respect to 10 properties were recorded during the same periods in 2022. See Note 5 – Fair Value Measures for further information.
Transaction related expenses
Transaction related expense remained relatively consistent during the three and nine months ended September 30, 2023 as compared to the same periods in 2022.

Spin related expenses
During the three and nine months ended September 30, 2023, the Company incurred no spin related expenses. During the nine months ended September 30, 2022, the Company incurred $1.0 million of spin related expenses, which primarily consist of legal and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs 2022 Increase/(Decrease)	2023	2022	2023 vs 2022 Increase/(Decrease)
Interest expense, net	$(7,380)	$(7,904)	$(524)	$(21,741)	$(22,618)	$(877)
Loss on extinguishment of debt, net	$—	$—	$—	$(504)	$(468)	$36
Other income, net	$437	$31	$406	$638	$118	$520
Equity in loss of unconsolidated joint venture, net	$(108)	$(157)	$(49)	$(326)	$(252)	$74
Gain on disposition of real estate assets	$18	$1,059	$(1,041)	$18	$1,059	$(1,041)
Provision for income taxes	$(160)	$(164)	$(4)	$(505)	$(494)	$11
Interest expense, net
Interest expense, net decreased $0.5 million and $0.9 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, which was primarily due to lower outstanding debt during the three and nine months ended September 30, 2023, partially offset by higher interest rates. The Company’s average debt outstanding for the three and nine months ended September 30, 2023 was $530.0 million, as compared to $581.0 million and $590.5 million during the three and nine months ended September 30, 2022, respectively. Interest expense for the three and nine months ended September 30, 2023 included offsets of $2.1 million and $5.7 million, respectively, of reclassified previous gains on interest rate swaps from accumulated other comprehensive income, compared with $0.7 million reclassified gains in the three months ended September 30, 2022 and $0.5 million of reclassified losses in the nine months ended September 30, 2022.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the nine months ended September 30, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as defined below and discussed in Note 6 – Debt, Net. Loss on extinguishment of debt, net during the nine months ended September 30, 2022 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as defined below and discussed in Note 6 – Debt, Net.
Other income, net
Other income, net increased $0.4 million and $0.5 million during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, which was primarily due to interest income from money market accounts and an escrow account with the administrative agent under the Revolving Facility.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three and nine months ended September 30, 2023 as compared to the same periods in 2022.
Gain on disposition of real estate assets
Gain on disposition of real estate assets was less than $0.1 million for the three and nine months ended September 30, 2023 as compared to $1.1 million during the three and nine months ended September 30, 2022. The gain recognized in the three and nine months ended September 30, 2023 was related to the Company’s two dispositions. These properties were subject to cumulative impairment losses of $7.6 million in prior periods.

Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained consistent at $0.2 million and $0.5 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses and gains or losses on extinguishment of swaps and/or debt, and our pro rata share of Core FFO adjustments related to the unconsolidated joint venture. Beginning in 2023, the Company revised its definition of Core FFO to also exclude the following non-cash charges which management believes do not reflect the ongoing operating performance of our business: (i) amortization of deferred lease incentives, (ii) amortization of deferred financing costs, (iii) equity-based compensation, and (iv) amortization of premiums and discounts on debt, net. This change in definition has also been applied retrospectively for comparison purposes.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(16,519)	$(53,047)	$(41,134)	$(78,524)
Depreciation and amortization of real estate assets	26,988	32,674	82,982	100,822
Gain on disposition of real estate assets	(18)	(1,059)	(18)	(1,059)
Impairment of real estate	11,403	44,801	26,976	54,161
Proportionate share of adjustments for unconsolidated joint venture	463	460	1,388	1,382
FFO attributable to common stockholders	$22,317	$23,829	$70,194	$76,782
Transaction related	101	194	356	398
Spin related (1)	—	—	—	964
Amortization of deferred financing costs (2)	933	1,067	3,041	3,295
Amortization of deferred lease incentives (2)	(14)	36	187	36
Equity-based compensation (2)	687	444	1,902	1,153
Loss on extinguishment of debt, net	—	—	504	468
Proportionate share of adjustments for unconsolidated joint venture	29	28	87	149
Core FFO attributable to common stockholders	$24,053	$25,598	$76,271	$83,245

Weighted-average shares of common stock outstanding - basic	56,543,379	56,635,038	56,621,362	56,630,086
Effect of weighted-average dilutive securities (3)	25,559	—	3,337	—
Weighted-average shares of common stock outstanding - diluted	56,568,938	56,635,038	56,624,699	56,629,467

FFO attributable to common stockholders per diluted share	$0.39	$0.42	$1.24	$1.36
Core FFO attributable to common stockholders per diluted share	$0.43	$0.45	$1.35	$1.47
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
(2)The Company has revised its definition of Core FFO beginning in 2023 and has applied this change retrospectively for comparison purposes.
(3)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and nine months ended September 30, 2023 and 2022, as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of September 30, 2023, we had $32.3 million of cash and cash equivalents and $250.0 million of borrowing capacity under the Revolving Facility. As discussed in more detail below under “Credit Agreements – Revolving Facility Covenants,” we also had $33.2 million of restricted cash deposited in an escrow account with the administrative agent under the Revolving Facility as of September 30, 2023, which funds will be used to prepay borrowings under the Revolving Facility during November 2023, and will thereby create an equal amount of additional borrowing capacity to the Company under the Revolving Facility.

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
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of September 30, 2023 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2023	2024	2025	2026	2027
Credit facility revolver (1) (2)	SOFR + 3.35%	May 2026	$175,000	$—	$—	$—	$175,000	$—
Mortgages payable (3)	4.971%	February 2027	355,000	—	—	—	—	355,000
Total			$530,000	$—	$—	$—	$175,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of September 30, 2023, we had $175.0 million of variable rate debt outstanding under the Revolving Facility which was effectively fixed through the use of interest rate swap agreements.
(2)The credit facility revolver matures on November 12, 2024 with an option to extend the maturity an additional 18 months to May 12, 2026. This table assumes exercise of the extension option.
(3)The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of September 30, 2023.
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
As of September 30, 2023, the Company had $530.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $175.0 million outstanding under our Revolving Facility. In addition, the Company’s pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of September 30, 2023.
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

Giving effect to the amendments described above, the interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10% per annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid and reborrowed, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which has effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company’s borrowing cost on the Revolving Facility will no longer be effectively fixed, but rather will float and, therefore, the Company’s borrowing cost on the Revolving Facility will immediately shift to prevailing short-term interest rates based on the benchmark and applicable margin described above in Note 6 – Debt, Net to the Company’s consolidated financial statements, and the Company will be exposed to interest rate fluctuations on these borrowings. The Company may enter into new derivative transactions in the future to fix the borrowing cost on all or part of its floating rate borrowings.
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
Revolving Facility Covenants
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use (or, under certain circumstances, set aside in an escrow account established by the administrative agent) such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility. As of September 30, 2023, we had $33.2 million of restricted cash deposited in an escrow account with the administrative agent under the Revolving Facility as additional cash collateral. These funds will, in accordance with our obligations described above, be used to prepay borrowings under the Revolving Facility upon the scheduled expiration in November 2023 (or earlier termination) of our interest rate swap agreements with respect to $175.0 million of borrowings thereunder.

In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of September 30, 2023, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second amendment described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	September 30, 2023
Ratio of total indebtedness to total asset value	≤ 60%	38.3%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	4.23x
Ratio of secured indebtedness to total asset value	≤ 40%	25.0%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	14.9%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	10.74x
Unencumbered asset value	≥ $600.0 million	$832.5 million
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
As of September 30, 2023, Orion OP was in compliance with these financial covenants.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2023, the Company was in compliance with these financial covenants.
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
Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement will expire upon the earlier of (1) November 12, 2024 (the third anniversary of its execution), (2) the date on which the Arch Street Joint Venture is terminated or (3) the date on which the Arch Street Joint Venture’s gross book value of assets is below $50.0 million. If the Arch Street Joint Venture decides not to acquire any such property, we may seek to acquire the property independently, subject to certain restrictions. We do not anticipate that the ROFO Agreement will have a material impact on our ability to acquire additional real estate investments, although it could result in us acquiring future properties through the Arch Street Joint Venture rather than as sole owner.

Derivatives and Hedging Activities
During the year ended December 31, 2021, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, the Company terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to the Company’s borrowings under the Term Loan Facility. As of September 30, 2023, these interest rate swap agreements remain in effect for the $175.0 million of borrowings under the Revolving Facility until November 12, 2023.
Dividends
We have been operating in a manner so as to qualify and have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the nine months ended September 30, 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 3, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
On November 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2023, payable on January 16, 2024, to stockholders of record as of December 29, 2023.
Our dividend policy is established at the discretion of the Company’s Board of Directors and future dividends may be funded from a variety of sources. In particular, we expect that for the years ended December 31, 2023 and 2024, our dividends will exceed our net income under U.S. GAAP because of non-cash expenses, mainly depreciation and amortization expense and impairment charges, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to maintain our qualification as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring share dividends. In addition, our organizational documents permit us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the

Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of September 30, 2023, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding potential acquisitions and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. During the three months ended September 30, 2023, the Company repurchased approximately 0.9 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock.
Cash Flow Analysis for the Nine Months Ended September 30, 2023
The following table summarizes the changes in cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		2023 vs 2022 Increase/(Decrease)
	2023	2022
Net cash provided by operating activities	$69,588	$85,917	$(16,329)
Net cash provided by investing activities	$3,152	$16,687	$(13,535)
Net cash used in financing activities	$(27,855)	$(73,495)	$45,640
Net cash provided by operating activities decreased $16.3 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in revenue overall as a result of dispositions and vacancies, and an increase in accounts receivable, net and other assets, net.
Net cash provided by investing activities decreased $13.5 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The change was primarily due to a $8.5 million decrease in proceeds from the disposition of real estate in the nine months ended September 30, 2023 as compared to the same period in 2022, and a $5.4 million increase in capital expenditures and leasing costs in the nine months ended September 30, 2023 compared to the same period in 2022.
The Company used $45.6 million less of net cash in financing activities during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to net repayment on the Company’s Revolving Facility during the nine months ended September 30, 2022 of $59.0 million, partially offset by increased cash dividends to stockholders of $5.7 million, repurchases of common stock under the Share Repurchase Program of $5.0 million and payments of deferred financing costs of $2.6 million during the nine months ended September 30, 2023 compared to the same period in 2022.
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
Interest Rate Risk
As of September 30, 2023, our debt included fixed-rate debt, with a fair value and carrying value of $332.9 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $9.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $10.1 million.
As of September 30, 2023, our debt included variable-rate debt with a fair value and carrying value of $175.0 million and that was swapped-to-fixed through the use of derivative instruments. The sensitivity analysis related to our variable-rate debt that was swapped-to-fixed assumes an immediate 100 basis point move in interest rates from September 30, 2023 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase in variable interest rates would result in a decrease in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million. A 100 basis point decrease in variable interest rates would result in an increase in the fair value of our variable-rate debt that was swapped-to-fixed of less than $0.1 million.
As of September 30, 2023, we did not have any outstanding variable-rate debt that was not swapped-to-fixed through the use of derivative instruments. See Note 6 – Debt, Net to our consolidated financial statements.
As of September 30, 2023, our interest rate swaps had a fair value that resulted in net assets of $1.0 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations. The Company’s interest rate swap agreements effectively fixing the interest rate on the Revolving Facility are scheduled to expire on November 12, 2023. Upon the expiration of the interest rate swap agreements, the Company’s borrowing cost on the Revolving Facility will no longer be effectively fixed, but rather will float and, therefore, the Company’s borrowing cost on the Revolving Facility will immediately shift to prevailing short-term interest rates based on the benchmark and applicable margin described above in Note 6 – Debt, Net to the Company’s consolidated financial statements, and the Company will be exposed to interest rate fluctuations on these borrowings. The Company may enter into new derivative transactions in the future to fix the borrowing cost on all or part of its floating rate borrowings.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
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
Share repurchase activity under the Share Repurchase Program for the three months ended September 30, 2023, was as follows:

Period	Total Number of Shares of Common Stock Repurchased	Average Price Paid per Share of Common Stock Repurchased (1)	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Program	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Program
July 1, 2023 - July 31, 2023	—	$—	—	$50,000,000
August 1, 2023 - August 31, 2023	—	—	—	50,000,000
September 1, 2023 - September 30, 2023	915,637	5.46	915,637	45,000,000
Total	915,637		915,637
____________________________________
(1)Average price paid per share of common stock excludes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K, filed on September 8, 2023 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Dated: November 9, 2023