Form 10-K
period 2023-12-31
Orion Office REIT Inc.
filed 2024-02-27
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of common stock, $0.001 par value per share, held by non-affiliates of the registrant was $374.2 million based upon the shares outstanding and the last reported sale price of $6.61 per share on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 55,783,548 shares of common stock of Orion Office REIT Inc. outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ORION OFFICE REIT INC.
For the fiscal year ended December 31, 2023

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to extend or refinance our debt obligations on favorable terms and in a timely manner, or at all;
•the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes, capital expenditures and repair and maintenance costs, may rise;
•conditions associated with the global market, including an oversupply of office space, tenant credit risk and general economic conditions and geopolitical conditions;
•the extent to which changes in workplace practices and office space utilization, including remote and hybrid work arrangements, will continue and the impact that may have on demand for office space at our properties;
•our ability to acquire new properties and sell non-core assets on favorable terms and in a timely manner, or at all;
•our ability to comply with the terms of our credit agreements or to meet the debt obligations on our properties, including our ability to satisfy the conditions to extend our Revolving Facility (as defined herein);
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
•our ability to accurately forecast the payment of future dividends on our common stock, and the amount of such dividends;
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
•the risk that we may fail to maintain our income tax qualification as a real estate investment trust; and
•other risks and uncertainties detailed from time to time in our SEC filings.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of December 31, 2023, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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

PART I
Item 1. Business.
Overview
Orion Office REIT Inc. is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office buildings, as well as governmental office, medical office, office/laboratory, office/research and office/flex properties.
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, the Company has been operating as an independent publicly traded company, and the Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2023, we owned and operated 75 office properties with an aggregate of 8.7 million leasable square feet located in 29 states with an occupancy rate of 80.0% and a weighted-average remaining lease term of 3.9 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.9 million leasable square feet with an occupancy rate of 80.4%, or 87.2% adjusted for properties that are currently under agreement to be sold, and a weighted-average remaining lease term of 4.0 years as of December 31, 2023.
As of December 31, 2023, one tenant exceeded 10% of our annualized base rent: the General Services Administration at 13.5%. As of December 31, 2023, we had a total of 15 leases with the General Services Administration and the weighted average remaining lease term of these leases was 3.0 years.
As of December 31, 2023, properties located in the following states accounted for over 10% of our annualized base rent:

Geographic Concentration	Annualized Base Rent as a % of Total Portfolio
Texas	17.2%
New Jersey	10.2%
New York	10.2%
As of December 31, 2023, tenants in the following industries accounted for over 10% of our annualized base rent:

Tenant Industry Concentration	Annualized Base Rent as a % of Total Portfolio
Health Care Equipment & Services	15.3%
Government & Public Services	13.9%
Financial Institutions	11.1%
Investment Strategy
We employ a proven, cycle-tested investment evaluation framework which serves as the lens through which we make capital allocation decisions. This framework prescribes that investments are evaluated along the following parameters:
Asset Management. We employ active asset management strategies and work to leverage our tenant relationships to attract and retain high-quality creditworthy tenants, drive re-leasing and renewal activity and maximize our tenant retention rates. As part of our asset management efforts, we assess each property in our portfolio, including with respect to its existing leases, property type and tenant utilization, future leasing opportunities, geographic market, and marketability for sale, as well as how each property contributes to the portfolio as a whole, to determine the appropriate strategy, including potential disposition opportunities. Additionally, we may seek to address any lease roll or vacancy in our portfolio by converting the space to multi-tenant office or other use in the event that our management team considers conversion to be the value-maximizing alternative for the subject property.

Capital Recycling. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from dispositions are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes. As part of our capital recycling efforts, we are seeking opportunities to invest in properties featuring, among other uses, government, medical, laboratory, research and development, and flex operations. Our experience is that these properties have greater tenant utilization and higher renewal probability, given their generally specialized uses. We expect to be more cautious with investment in generic office properties if we believe that remote and hybrid work arrangements will continue to be viable alternatives and in-office head counts remain below pre-pandemic levels.
Suburban Market Features. We primarily own commercial real properties located in suburban markets and seek to capitalize on de-urbanization trends amplified by the migration of millennials to the suburbs in the post-COVID environment. 36.0% of our annualized base rent as of December 31, 2023 was from Sun Belt markets. We believe these markets will continue to benefit from an increasing number of corporate relocations from urban coastal markets to inland secondary markets, as companies and employees alike seek a lower cost of living, business-friendly tax and regulatory environments, less density, and better weather. Additionally, we believe there are a variety of markets outside the Sun Belt which possess similar attractive characteristics and will benefit from similar trends. We will look to opportunistically emphasize both Sun Belt and other similar high-quality markets to the extent we are able to grow our portfolio.
Net Lease Investment Characteristics. We seek to invest in stable cash flow from primarily long-term leases with high credit quality tenants and inflation protection from embedded rent growth. Net leases can enhance stability of cash flows by shifting some or all operating expense burden to the tenant.
Tenant Credit Underwriting. We primarily own commercial real properties leased to investment-grade rated tenants and creditworthy non-investment-grade rated or unrated tenants. To the extent we are able to grow our portfolio, we intend to utilize our credit underwriting and real estate expertise to underwrite creditworthy investment-grade and non-investment-grade tenants that we believe will offer enhanced yield and attractive risk-adjusted returns.
Real Estate Attributes. Our portfolio includes regional and corporate headquarters office locations and other properties that are well-located with easy access to commuting routes and on-site amenities that enhance the tenant’s propensity to renew. As part of our asset management efforts, we expect to increase the quality and desirability of our portfolio by continuing to make capital investments in our properties to add amenities and to create more modern floor plans configured to optimize collaboration and enhance employee productivity.
External Growth. When possible, we intend to grow our portfolio by acquiring properties that fit the characteristics defined in our investment evaluation framework through multiple sourcing channels, leveraging our management team’s extensive relationship network with an average of over 25 years of experience transacting in the single-tenant net lease suburban office market. We intend to pursue both individual assets as well as portfolio opportunities sourced from a wide range of marketed and off-market transactions. As described in more detail in the section in this report entitled “Risk Factors”, our acquisition strategy is subject to risks, including that we may not be in a position or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.
Financing
We employ prudent amounts of leverage and use debt as a means of providing additional funds for asset management and other general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. If our board of directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of any of these methods. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by us.
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

In November 2022, we established an “at the market” offering program for our common stock (the “ATM Program”). Pursuant to the ATM Program, we may from time to time offer and sell shares of our common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of our common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of our common stock on a forward basis. As of December 31, 2023, we had not sold any shares of common stock pursuant to the ATM Program.
As of December 31, 2023, we had $471.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage loan collateralized by 19 properties (the “CMBS Loan”), and $116.0 million borrowed under our $425.0 million senior revolving credit facility (the “Revolving Facility”). In June 2023, we repaid and retired our $175.0 million senior term loan facility with borrowings under the Revolving Facility. Additionally, the Company’s pro rata share of mortgage notes of the Arch Street Joint Venture was $27.3 million as of December 31, 2023.
We believe our conservative leverage and liquidity will enable us to continue to make the capital investments needed to enhance the quality of our existing portfolio and stability of our cash flows, as well as opportunistically take advantage of high-quality acquisition opportunities as market conditions permit.
Competitive Strengths
Our portfolio consists of high-quality, diversified properties with favorable exposure to investment-grade credit and is located in attractive suburban markets across the U.S. and leased primarily on a single-tenant net lease basis.
We have a strong management team with a wide-ranging network of industry relationships and an average of over 25 years of experience transacting in the single-tenant net lease suburban office market.
Our platform is vertically integrated across functions, including investment, finance, property management, leasing and legal. Our integrated structure enables us to identify value creation opportunities and realize significant operating efficiencies. Our organization includes property managers and leasing professionals who maintain direct relationships and dialogue with our tenants and broker communities. We believe proactive, in-house property management and leasing allows us to exercise greater control of operating and capital expenditures while improving propensity to renew and maximizing re-leasing spreads.
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
Human Capital
As of December 31, 2023, we had 38 employees. We value our employees and their individual and collective contributions to the Company in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our corporate culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may access any materials we file with the SEC through the EDGAR database at the SEC’s website at www.sec.gov. In addition, copies of our filings with the SEC may be obtained free of charge from our website at www.onlreit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.

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
•Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have reduced the demand for office space at our properties and may continue to do so.
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
•We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt, including uncertainty with regard to our ability to extend and continue to comply with or otherwise refinance our Revolving Facility which is scheduled to mature on November 12, 2024.
•Financial covenants could materially adversely affect our ability to conduct our business.
•We depend on external sources of capital that are outside of our control, which may affect our ability to achieve our business strategies.
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
Weak economic conditions generally, sustained uncertainty about global economic conditions, a tightening of credit markets, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants have negatively impacted commercial real estate fundamentals and may continue to do so, which has resulted and may continue to result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, these factors and conditions have had and may continue to have an impact on our lenders or tenants, which could cause them to reduce their business with us or fail to meet their obligations to us. We are subject to the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to extend or refinance our debt obligations on favorable terms or at all. We are also subject to the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes and capital expenditures and repair and maintenance costs, may rise. We also may be unable to offset any increases in our borrowing costs or operating costs by increases in our rental revenues which are generally fixed. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to lease our properties and increase or maintain rental rates or the profitability of our properties may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.
Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have reduced the demand for office space at our properties and may continue to do so.
Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have negatively impacted our company and these factors may continue and worsen. For example, the increased adoption of and familiarity with remote and hybrid work practices has resulted in decreased demand for and utilization of office space. These trends have impacted our leasing efforts as certain of our tenants have elected to not renew their leases, or to renew them for less space than they were occupying, resulting in increases in vacancy rates at our properties and decreases in rental income. Remote and hybrid work practices may continue to persist, which may cause the trends impacting our leasing efforts to continue or even accelerate. Tenants’ evolving preferences regarding office space configuration either in response to the COVID-19 pandemic or for other reasons, may impact their space requirements and also has required and may continue to require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, a tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. Less successful leasing efforts and increased leasing costs may cause our business, operating results, financial condition and prospects to be materially adversely impacted.
We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to operate and maintain such properties without receiving income.
We derive nearly all of our net income from rent received from our tenants, and our profitability is significantly dependent upon our ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. As of December 31, 2023, our portfolio, including our pro rata share of properties owned by the Arch Street Joint Venture, had a weighted average lease term of 4.0 years, and had 12 vacant operating properties, with an aggregate 1.4 million square feet, including three properties, with an aggregate of 0.4 million square feet, that have remained vacant for over one year. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations.
Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
During the year ended December 31, 2023, most of our rental revenue was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our stockholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our stockholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. Persistent remote and hybrid work practices have also reduced space utilization at many of our government properties. These factors have reduced the demand for government leased space, and may continue to do so. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable. Additionally, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, and it is unclear what the effect of these impacts will be on government demand for leasing office space.
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
In connection with Arch Street Capital Partners’ consent to the transfer of the equity interests in the Arch Street Joint Venture to us in the Separation, we entered into the ROFO Agreement with the Arch Street Joint Venture, whereby we will agree to not acquire any property within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement will expire not later than November 12, 2024.
As our investment in the Arch Street Joint Venture is a minority, non-controlling interest, the investment decision by the Arch Street Joint Venture with respect to any property offered pursuant to the ROFO Agreement is controlled by Arch Street Capital Partners. If the Arch Street Joint Venture decides to acquire a property, our participation in the profitability and growth related to that property may be adversely impacted by our limited participation rights, and our ability to determine the strategy with respect to properties we own through the Arch Street Joint Venture is materially limited compared to acquisitions we make directly, including with respect to leasing, disposition and joint venture opportunities (including if such actions are necessary to maintain compliance with our debt commitments). If the Arch Street Joint Venture elects not to purchase a property offered pursuant to the ROFO Agreement, their rights to first review the opportunity may delay or otherwise interfere in our ability to competitively bid or acquire such property, which, in turn, adversely affect our ability to act on our investment strategies in accordance with our business plan.

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
We may pursue acquisitions of additional commercial real estate properties as part of our business strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.
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
We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. If our properties are not as attractive to existing or new tenants as properties owned by our competitors due to age of the buildings, physical condition, lack of amenities or other similar factors, we could lose tenants, it could take longer to re-lease our properties and we could suffer lower rental rates. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have.
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
As of December 31, 2023, we have approximately $471.0 million of total outstanding indebtedness. In addition, in connection with executing our business strategies going forward, we expect to invest in our current portfolio and, as market conditions permit, intend to acquire additional properties and make strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms to fund acquisitions, respond to competitive challenges or otherwise execute our business strategy;
•limiting the amount of free cash flow available for future operations, reinvestment in our portfolio, acquisitions, dividends or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, such financing could further raise our borrowing costs and adversely impact our ability to satisfy our obligations under our indebtedness, which may have a material adverse effect on our business, financial condition and results of operations.
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
We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt, including uncertainty with regard to our ability to extend and continue to comply with or otherwise refinance our Revolving Facility which is scheduled to mature on November 12, 2024.
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our $425.0 million Revolving Facility. Our Revolving Facility is scheduled to mature in November 2024, and we have the option to extend the maturity an additional 18 months until May 12, 2026. The extension option is subject to customary conditions, including there being no default or event of default, such as the failure to satisfy a financial or other covenant. Our ability to satisfy these conditions and continue to comply with the terms of the Revolving Facility is partially dependent upon us having a sufficient level of unencumbered asset value as defined in the credit agreement with respect to the Revolving Facility. The level of unencumbered asset value is partially dependent upon future leasing activity at the underlying properties and/or us acquiring additional properties to add to the unencumbered asset pool, and there is uncertainty about our ability to renew or re-lease properties and/or acquire additional properties at a sufficient level to meet the requirements to extend and continue to comply with the Revolving Facility. Accordingly, the extension option may not be available to us. Additionally, we do not expect to have generated sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $116.0 million as of December 31, 2023, on its scheduled maturity date.
We have had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the facility in a manner that would result in an extension of the facility and a reduction in the amount of unencumbered asset value required under the financial covenants of the Revolving Facility. However, there is no assurance that we will be able to reach an agreement with the lenders of the Revolving Facility on favorable terms and in a timely manner, or at all.
If we are unable to meet the conditions to extend and continue to comply with the Revolving Facility, or otherwise modify the Revolving Facility to allow us to extend and continue to comply with, or otherwise refinance, this facility, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default, result in our lenders foreclosing on our assets, or otherwise have a material adverse effect on our financial condition and results of operations.
The mortgage notes associated with the Arch Street Joint Venture are also scheduled to mature in November 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. We believe the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend the loan on terms mutually acceptable to the Arch Street Joint Venture and the existing lenders, but we cannot provide any assurance it will be able to do so. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.

As a result of the indebtedness we incur, we are, and expect to be, subject to the risks normally associated with debt financing including:
•that we will be unable to extend or refinance some or all of our debt or increase the availability of overall debt on terms as favorable as those of our existing debt, or at all;
•that interest rates may rise;
•that our cash flow could be insufficient to make required payments of principal and interest;
•that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;
•that debt service obligations will reduce funds available for distribution to our stockholders;
•that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;
•that we may be unable to extend, refinance or repay the debt as it becomes due; and
•that if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.
If we are unable to repay, extend or refinance our indebtedness as it becomes due, we may need to sell assets or to seek protection from our creditors under applicable law, which may have a material adverse effect on our business, financial condition and results of operations.
Financial covenants could materially adversely affect our ability to conduct our business.
We have incurred debt pursuant to the Revolving Facility and the CMBS Loan. The credit agreement governing the Revolving Facility and the CMBS Loan each contain various financial and other covenants, including, with respect to the Revolving Facility, covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales, and the payment of certain dividends and share repurchases, and with respect to the CMBS Loan, certain cash management requirements. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our business, financial condition and results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in adverse consequences to our financial condition. The Revolving Facility contains cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We depend on external sources of capital that are outside of our control, which may affect our ability to achieve our business strategies.
We will be required to make significant capital investments in our existing portfolio, including tenant improvement allowances to attract and retain tenants, as well as normal building improvements to replace obsolete building components. As market conditions permit, we intend to acquire new properties which will similarly require us to make capital investments. We do not expect our cash flows from operations to be sufficient to fund our future capital investments and, therefore, we will be dependent upon our ability to access third-party sources of capital, including the Revolving Facility and other sources of debt and equity capital. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the capital necessary to fund the investments we will be required to make in our existing portfolio or to acquire new properties on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to achieve our business strategies will be materially adversely effected.
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
The real property taxes on our properties may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such property taxes may not be collectible from our tenants, and for our vacant properties, we are unable to recover property taxes from any tenants. In such event, our financial condition, results of operations, cash flows, trading price of our common stock and our ability to satisfy our principal and interest obligations and to pay dividends to our stockholders could be adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.
Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we determine to sell. Our ability to successfully execute on our asset disposition and capital recycling sale program is dependent on market conditions, and such conditions have been and may continue to be unfavorable for commercial real estate generally and office assets in particular, as well as for buyer financing of these assets. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
We could be exposed to losses on loans we have made to buyers of the properties we have sold.
As part of our asset disposition activity, we have provided seller financing to certain buyers. To date, these loans have been structured as first mortgage loans with an unsecured recourse guaranty from the buyer principal(s). The properties sold and that are collateral for the loans are currently vacant and not income producing, and therefore, payment of debt service is dependent upon the existence of independent assets or income of the buyer and the buyer principal(s), until the properties have been leased up and are generating income, or until the loan can be refinanced. These loans are subject to risk of default and delinquencies by buyers in paying debt service and foreclosure, and the risks of loss are greater than similar risks associated with mortgage loans made on income producing properties. Foreclosure of a mortgage loan and/or enforcing the recourse guaranty can be an expensive and lengthy process, and there can be no assurance we would be able to recover our investment and expected returns on the loans. The loans are subject to risks of a buyer’s inability to lease up the property or obtain permanent financing to repay the loan. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the amounts we recover from the mortgaged collateral and the recourse guaranty, and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to these loans, it could adversely affect our results of operations and financial condition.
Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.
We may acquire properties if market conditions permit and we are presented with an attractive opportunity to do so. We may face competition for such acquisition opportunities from other investors, and such competition may adversely affect us by subjecting us to the following risks:
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions, malware, computer viruses, business email compromise, compromised vendor software, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our information technology networks and related systems, which are essential to the operation of our business. These risks include potential operational interruptions, fraudulent transfer of assets or unauthorized access to and exposure of valuable and confidential data, ransom costs, increased cybersecurity protection and insurance costs, litigation and remediation costs and damage to our relationships with our tenants, among other things. There can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective. A security breach involving our information technology networks and related systems could disrupt our operations in numerous ways that may have a material adverse effect on our business, financial condition and results of operations.
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
The interest rate hedge instruments we have used and may continue to use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. Failure to hedge effectively against such interest rate changes may have a material adverse effect on our business, financial condition and results of operations.
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
The Revolving Facility may limit our ability to pay dividends on our common stock, including repurchasing shares of our common stock.
Under the credit agreement governing the Revolving Facility, our dividends may not exceed the greater of (1) 100% of our adjusted funds available for distribution (as defined in the credit agreement), and (2) the amount required for us to maintain our qualification as a REIT. Any inability to pay dividends may negatively impact our REIT status or could cause stockholders to sell shares of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.
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
•our ability to extend or refinance our indebtedness as it matures;
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
In addition to these ownership limits, our charter also prohibits any person from:
•beneficially or constructively owning, as determined by applying certain attribution rules of the Code, shares of our capital stock that would result in us being “closely held” under Section 856(h) of the Code;
•transferring our capital stock if such transfer would result in our stock being owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code);
•beneficially or constructively owning shares of our capital stock to the extent such ownership would result in us owning (directly or indirectly) an interest in a tenant if the income derived by us from that tenant for our taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of one percent of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income requirements; and
•beneficially or constructively owning shares of our capital stock that would cause us otherwise to fail to qualify as a REIT.
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
The Maryland General Corporation Law (the “MGCL”) provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to:
•accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;
•authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan;
•make a determination under the Maryland Business Combination Act; or
•act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.
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
One of the factors that will influence the price of our common stock will be its dividend yield, or the dividend per share as a percentage of the price of our common stock, relative to market interest rates. If market interest rates remain elevated or continue to rise, prospective purchasers of our common stock may expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. If market interest rates increase and we are unable to increase our dividend in response, including due to an increase in borrowing costs, insufficient funds available for distribution or otherwise, investors may seek alternative investments with a higher dividend yield, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease as market interest rates increase, which may have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company’s board of directors is responsible for the Company’s cyber risk oversight. The Company has established a risk committee (the “Risk Committee”) comprised of members of senior management whose responsibilities include identifying, assessing, and managing enterprise-level and material risks to the Company, including strategic, financial, credit, market, liquidity, security, property, information technology (“IT”), cyber, legal, regulatory, and reputational risks. As described in greater detail below, the Risk Committee also assesses and makes the final determination as to whether a cybersecurity incident is material.
The Risk Committee is comprised of members of the Company’s senior management, who have managed and overseen cybersecurity risk at numerous public companies. The Company’s head of IT has overseen cybersecurity strategy, cybersecurity risk management, engineering of security technology, managed security service providers, processes and governance at other publicly traded companies and holds industry-standard certifications with respect to cybersecurity risk management.
Company management, including members of the Risk Committee, provides regular updates to the board of directors regarding material matters with respect to the Company, including cyber matters. These updates include quarterly updates to the board with respect to material cyber events and an annual cybersecurity program overview covering cybersecurity strategy, assessment, risks, notable events and governance. The Company also conducts an annual enterprise risk assessment through which it identifies and assesses material risks to the Company, including both cyber and non-cyber risks. This assessment is reviewed and discussed with the board of directors.
The Company has developed policies and procedures with regard to cyber incident responses which policies and procedures are based on key components of the National Institute of Standards and Technology Cybersecurity Framework, together with other best practices. Since completion of the Separation and Distribution, the Company has not had any risks of cybersecurity threats or cybersecurity incidents that have materially affected or, to the Company’s knowledge, are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, if such a material cybersecurity incident is identified or were to occur, Company management would report it to the board of directors immediately.
The Company’s IT department is responsible for day-to-day management of potential cybersecurity risks. As part of its management of cybersecurity risks, the IT department conducts regular cybersecurity training of the Company’s employees, which includes an annual training given to all employees and internal contractors, targeted trainings for employees and internal contractors with specific roles within the Company and simulated cyber threats, including phishing exercises that spoof common and novel tactics used by threat actors. The IT department, through the Company’s head of IT, provides regular updates and reports to the Company’s executive officers and the Risk Committee regarding cybersecurity threats, risks from such threats, strategies and recommendations to mitigate risk from such threats, cybersecurity incidents that have occurred, industry updates, and policy and process recommendations. The Company’s executive officers and the Risk Committee provide guidance and approval of such items to ensure that such risks are mitigated and in line with the Company’s overall risk management systems and processes.
If the Company’s IT department identifies a cybersecurity incident, the IT department assesses such incident and its materiality. If the IT department makes a preliminary determination that a cybersecurity incident may be material, the IT department brings the incident to the attention of the Risk Committee. The Risk Committee then continues its assessment and makes the final determination whether the cybersecurity incident is material. The IT department, the Risk Committee, and any necessary third parties, including managed security service providers, forensic investigators, and internal and external auditors, collaborate in the response and management with respect to cyber incidents.
The Company utilizes an independent external firm that provides services to detect cybersecurity risks and makes recommendations to the Company regarding ways the Company can better protect itself from threats and improve internal processes based on cyber threats and risks that are impacting other companies. Additionally, as part of its processes for assessing, identifying and managing risks from cybersecurity threats, the Company intends to periodically conduct maturity and other external cybersecurity assessments to evaluate its cybersecurity maturity and enhance its cybersecurity capabilities. The Company’s auditors also perform annual inquiries and risk assessments into cybersecurity practices and potential incidents.
The Company has processes to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. Such processes include evaluating service providers to ensure coverage of key cybersecurity risks have appropriate mitigations. The Company also monitors for threats impacting key service providers and assesses identified threats for potential impacts to services, data, and systems.

Item 2. Properties.
The Company leases its corporate office space, including its corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2023, the Company owned 75 office properties with an aggregate of 8.7 million square feet located in 29 states, with an occupancy rate of 80.0% and a weighted-average remaining lease term of 3.9 years as of December 31, 2023. Including the Company’s pro rata share of square feet and annualized base rent from the Arch Street Joint Venture, it owned an aggregate of 8.9 million square feet, with an occupancy rate of 80.4%, or 87.2% adjusted for properties that are currently under agreement to be sold, and a weighted-average remaining lease term of 4.0 years as of December 31, 2023. See Schedule III – Real Estate and Accumulated Depreciation for more information about the Company’s properties and see Note 6 – Debt, Net for more information about mortgages and other indebtedness related to the Company’s properties.
Tenant Industry Diversification
The following table sets forth certain information regarding the tenant industry concentrations in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2023 (dollars and square feet in thousands):

Industry	Number of Leases (1)	Leased Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
Health Care Equipment & Services	12	1,109	12.5%	$21,601	15.3%
Government & Public Services	17	769	8.7%	19,657	13.9%
Financial Institutions	3	616	6.9%	15,720	11.1%
Insurance	3	600	6.7%	13,292	9.4%
Capital Goods	10	846	9.5%	12,656	9.0%
Software & Services	6	609	6.9%	12,390	8.8%
Consumer Durables & Apparel	3	375	4.2%	8,632	6.1%
Telecommunication Services	5	419	4.7%	6,892	4.9%
Materials	4	366	4.1%	5,852	4.1%
Energy	1	309	3.5%	5,762	4.1%
Top Ten Tenant Industries	64	6,018	67.7%	122,454	86.7%
Remaining Tenant Industries:
Commercial & Professional Services	10	293	3.3%	4,746	3.4%
Transportation	4	279	3.1%	4,496	3.2%
Media & Entertainment	2	264	3.0%	3,745	2.6%
Retailing	3	157	1.8%	3,247	2.3%
Food, Beverage & Tobacco	1	96	1.1%	2,022	1.4%
Utilities	1	26	0.3%	394	0.3%
Real Estate	1	4	—%	86	0.1%
Consumer Services	2	5	0.1%	54	—%
Retail/Restaurant	1	2	—%	49	—%
Total	89	7,144	80.4%	$141,293	100.0%
____________________________________
(1)The Company has certain properties that are subject to multiple leases.

Geographic Diversification
The following table sets forth certain information regarding the geographic concentrations (by state) in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2023 (dollars and square feet in thousands):

Location	Number of Properties	Rentable Square Feet	Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
Texas	15	1,353	15.2%	$24,313	17.2%
New Jersey	3	724	8.2%	14,445	10.2%
New York	5	781	8.8%	14,407	10.2%
Kentucky	2	458	5.2%	10,354	7.3%
Colorado	4	571	6.4%	8,103	5.7%
Massachusetts	2	378	4.3%	7,947	5.6%
Oklahoma	3	585	6.6%	6,811	4.8%
California	3	244	2.8%	5,532	3.9%
Missouri	3	303	3.4%	4,917	3.5%
Maryland	2	236	2.7%	4,646	3.3%
Top Ten States	42	5,633	63.6%	101,475	71.7%
Remaining States:
Tennessee	4	240	2.7%	4,641	3.3%
Georgia	3	284	3.2%	4,635	3.3%
Virginia	2	240	2.7%	4,523	3.2%
Ohio	3	237	2.7%	3,545	2.5%
Rhode Island	2	206	2.3%	3,040	2.2%
South Carolina	1	64	0.7%	2,459	1.8%
Wisconsin	1	155	1.7%	2,299	1.6%
Arizona	1	91	1.0%	2,282	1.6%
Illinois	8	738	8.3%	2,191	1.6%
Iowa	2	92	1.0%	1,955	1.4%
Nebraska	2	180	2.0%	1,584	1.1%
Pennsylvania	2	233	2.6%	1,316	0.9%
Oregon	1	69	0.8%	1,142	0.8%
West Virginia	1	63	0.7%	1,130	0.8%
Kansas	2	196	2.2%	1,044	0.7%
Idaho	1	35	0.4%	741	0.5%
Indiana	1	83	0.9%	570	0.4%
Minnesota	1	39	0.4%	493	0.4%
Florida	1	6	0.1%	228	0.2%
Total	81	8,884	100.0%	$141,293	100.0%

Tenant Diversification
The following table sets forth certain information regarding tenants comprising over one percent of annualized base rent in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2023 (dollars and square feet in thousands):

Tenant	Number of Leases	Leased Square Feet	Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
General Services Administration	15	725	8.2%	$19,109	13.5%
Merrill Lynch	1	482	5.4%	12,465	8.8%
Highmark Western & Northeastern NY	1	430	4.8%	8,450	6.0%
RSA Security	2	328	3.7%	7,221	5.1%
Cigna/Express Scripts	3	365	4.1%	6,922	4.9%
Coterra Energy	1	309	3.5%	5,762	4.1%
MDC Holdings Inc.	1	144	1.6%	4,385	3.1%
T-Mobile	3	217	2.4%	3,971	2.8%
Charter Communications	2	264	3.0%	3,745	2.7%
Banner Life Insurance	1	116	1.4%	3,581	2.5%
Top Ten Tenants	30	3,380	38.1%	75,611	53.5%
Remaining Tenants:
Inform Diagnostics	1	172	1.9%	3,551	2.5%
Encompass Health	1	65	0.7%	3,505	2.5%
Collins Aerospace	1	207	2.3%	3,369	2.4%
Home Depot/HD Supply	2	153	1.8%	3,173	2.2%
AT&T	1	203	2.3%	2,921	2.1%
Ingram Micro	1	170	1.9%	2,898	2.1%
Linde	1	175	2.0%	2,714	1.9%
Maximus	2	168	1.9%	2,549	1.8%
Citigroup	1	64	0.7%	2,459	1.7%
CVS/Aetna	1	127	1.4%	2,328	1.7%
Hasbro	1	136	1.5%	2,243	1.6%
Novus International	1	96	1.1%	2,022	1.4%
Pulte Mortgage	1	95	1.1%	2,005	1.4%
NetJets	1	140	1.6%	1,990	1.4%
Elementis	1	66	0.7%	1,980	1.4%
FedEx	1	90	1.0%	1,744	1.2%
General Electric	1	152	1.7%	1,713	1.2%
AGCO	1	126	1.4%	1,607	1.1%
Intermec	1	81	0.9%	1,459	1.0%
Abbott Laboratories	1	131	1.5%	1,379	1.0%
Becton Dickinson	1	72	0.8%	1,370	1.0%
Total	53	6,069	68.3%	$124,590	88.1%

Lease Expirations
The following table sets forth certain information regarding scheduled lease expirations in our property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2023 (dollars and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Base Rent	Annualized Base Rent as a % of Total Portfolio
2024	15	1,907	21.5%	$39,432	27.9%
2025	12	919	10.3%	16,858	11.9%
2026	15	801	9.0%	18,834	13.3%
2027	14	1,004	11.3%	16,621	11.8%
2028	11	594	6.7%	10,981	7.8%
2029	4	396	4.5%	5,966	4.2%
2030	3	138	1.6%	5,153	3.7%
2031	1	11	0.1%	429	0.3%
2032	3	300	3.4%	3,808	2.7%
2033	3	358	4.0%	6,187	4.4%
Thereafter	8	716	8.0%	17,024	12.0%
Total	89	7,144	80.4%	$141,293	100.0%
____________________________________
(1)The Company has certain properties that are subject to multiple leases.
Item 3. Legal Proceedings.
As of December 31, 2023, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock trades on the NYSE under the trading symbol “ONL”. The Company’s common stock began trading on the NYSE on November 15, 2021.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts All Equity Office REITs Index (“FTSE Nareit All Equity Office REITs Index”) for the period commencing November 15, 2021 and ending December 31, 2023. The graph assumes an investment of $100 on November 15, 2021.

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
Distributions
Our future distributions may vary and will be determined by the Company’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. The Company’s Board of Directors declared and paid a quarterly dividend of $0.10 per share for each of the four quarters of 2023.
As of February 23, 2024, the Company had approximately 9,561 stockholders of record of its common stock.
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
The Company did not purchase any shares under the Share Repurchase Program during the three months ended December 31, 2023. Since inception of the Share Repurchase Program, the Company has repurchased approximately 0.9 million shares of common stock, at a weighted average price of $5.46 for an aggregate purchase price of $5.0 million. As of December 31, 2023, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated and combined financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Orion Office REIT Inc. (the

“Company,” “Orion,” “we,” or “us”) makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements”. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
Orion is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office buildings, as well as government office, medical office, office/laboratory, office/research and office/flex properties.
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”). Following the Distribution, the Company has been operating as an independent publicly traded company, and the Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2023, we owned and operated 75 office properties with an aggregate of 8.7 million leasable square feet located in 29 states with an occupancy rate of 80.0% and a weighted-average remaining lease term of 3.9 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.9 million leasable square feet with an occupancy rate of 80.4%, or 87.2% adjusted for properties that are currently under agreement to be sold, and a weighted-average remaining lease term of 4.0 years, as of December 31, 2023.
Executive Summary
Despite the challenged macroeconomic environment, our real estate portfolio generally performed as expected during the year ended December 31, 2023, with no material amount of scheduled rent payments determined to be uncollectible. Property operating expenses were generally in line with what we had budgeted for the year ended December 31, 2023, while general and administrative expenses were modestly below our 2023 budget, as the Company benefited from lower professional services costs due to its continued designation as an emerging growth company. General and administrative expenses are expected to increase in 2024 primarily as a result of an increase in stock-based compensation cost.
Our interest expense was generally in line with what we had budgeted for the year ended December 31, 2023, as increases in interest rates on our floating rate indebtedness were offset by lower amounts of debt outstanding as the Company utilized cash from operations and proceeds from real estate dispositions to repay debt on the Revolving Facility. Despite the tight credit markets, we successfully secured an amendment to our $425.0 million senior revolving credit facility (the “Revolving Facility”), which retired our $175.0 million borrowed under our senior term loan facility (the “Term Loan Facility”) ahead of schedule and provided us with continued access to liquidity and the ability to extend the Revolving Facility to May 12, 2026. Additionally, we executed two interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility, following the scheduled expiration of our swap agreements on the total notional amount of $175.0 million.
The Company did not acquire any new properties during the year ended December 31, 2023, primarily due to the impact of rapidly rising interest rates and disruptions in the financing markets. Our ability to execute on asset acquisition activity will be highly dependent upon favorable market conditions, including attractive yields on properties and access to requisite financing. We cannot provide any assurance as to whether we will be able to acquire assets on favorable terms and in a timely manner, or at all.
During the year ended December 31, 2023, we completed approximately 0.3 million square feet of lease renewals, expansions and new leases, while our weighted average remaining lease term decreased slightly from 4.1 years as of December 31, 2022 to 4.0 years as of December 31, 2023, and our occupancy level declined from 89.0% as of December 31, 2022 to 80.4% as of December 31, 2023, or 87.2% adjusted for properties that are currently under agreement to be sold. Our efforts to address upcoming lease maturities and vacancies have been adversely impacted by economic conditions, such as rising interest rates, rising inflation and recession fears, along with persistent remote and hybrid working trends as a result of the COVID-19 pandemic. We have experienced and we expect we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Some of the anticipated leasing we expected to realize is either going to be delayed, reduced or eliminated. Overall, this could reduce our future rental revenues. We cannot provide any assurance as to whether we will be able to renew leases with existing tenants or re-let vacant space to new tenants on favorable terms and in a timely manner, or at all.
The Company has agreed to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. During year ended December 31, 2023, the Company made aggregate commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent of $2.9 million, or $11.23 per rentable square foot leased. The Company anticipates it will continue to agree to tenant improvement allowances and to pay leasing commissions, the amount of which may increase in future periods.
One of our main asset management strategies during year ended December 31, 2023 was to continue to sell vacant and identified non-core assets that do not fit our long-term investment objectives. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. During year ended December 31, 2023, we closed on six fully vacant dispositions totaling 0.8 million square feet for an aggregate sale price of $25.4 million, equating to a price per square foot of approximately $29.78, and primarily used the proceeds to pay down debt and to fund capital expenditures and leasing costs. We expect to continue this non-core asset disposition strategy in 2024. We cannot provide any assurance as to whether we will be able to sell non-core assets on favorable terms and in a timely manner, or at all.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. As of June 30, 2023, the market value of our common stock held by non-affiliates was less than $700.0 million, and therefore, we expect to remain an “emerging growth company” at least until the next measuring date, which is June 30, 2024.
Basis of Presentation
The consolidated and combined financial statements of the Company include the accounts of the Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021, as the ownership interests were under common control and ownership of Realty Income during this period. From and after the November 1, 2021, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated and combined balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
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
Election as a REIT
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. As a REIT, except as discussed below, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may become subject to certain state and local taxes on our income and property, and federal income taxes on certain income and excise taxes on our undistributed income.
Critical Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, expectations and projections regarding future events and plans, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policy involves significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated and combined financial statements.
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
Significant Transactions Summary
Activity during the year ended December 31, 2023
Real Estate Operations
•During the year ended December 31, 2023, we closed on the sale of six vacant properties for an aggregate gross sales price of $25.4 million. As of February 27, 2024, we had pending agreements to dispose of an additional seven properties for an aggregate gross sales price of $46.0 million. These pending transactions remain subject to customary conditions for real estate transactions of this nature, including conditions related to the buyer’s due diligence, and may be terminated by the buyer in its sole discretion. There can be no assurance these pending sale transactions will be completed on their existing terms or at all.
•During the year ended December 31, 2023, we completed approximately 0.3 million square feet of lease renewals and entered into new leases across six different properties. We also entered into a lease expansion covering 11,000 square feet with an existing tenant at one property. During the year ended December 31, 2023, 16 leases expired or were downsized comprising a total reduction in occupied space of approximately 1.6 million leasable square feet. As of December 31, 2023, the Company had a total of 12 vacant properties, six of which had pending agreements for sale. The Company’s plans with respect to vacant properties are subject to change.
Debt
•On June 29, 2023, the Company closed an amendment of its credit agreement. Under the terms of the amendment, the Company used borrowings from its $425.0 million-capacity Revolving Facility to repay and retire its $175.0 million Term Loan Facility which was scheduled to mature on November 12, 2023. The amendment also provides the Company with the option to extend the Revolving Facility for an additional 18 months to May 12, 2026 from the current scheduled maturity of November 12, 2024 and to effect certain other modifications. The extension option is subject to customary conditions including there being no default or event of default, such as the failure to satisfy a financial or other covenant, and the payment of an extension fee.
•During the year ended December 31, 2023, following the scheduled expiration of our swap agreements which effectively fixed the interest rate on the notional amount of $175.0 million at 3.92% per annum until November 12, 2023, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the credit facility revolver will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
•During the year ended December 31, 2023, we made net repayments of debt obligations of $59.0 million, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. As of December 31, 2023, we had $116.0 million of outstanding borrowings under our Revolving Facility and $309.0 million of borrowing capacity thereunder.
Equity
•The Company’s Board of Directors declared quarterly cash dividends of $0.10 per share for each of the four quarters of 2023, which were paid on April 17, 2023, July 17, 2023, October 16, 2023 and January 16, 2024. On February 27,

2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2024, payable on April 15, 2024, to stockholders of record as of March 29, 2024.
•During the year ended December 31, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of common stock.
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of December 31, 2023 and 2022, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	December 31, 2023	December 31, 2022
Portfolio Metrics
Operating properties	75	81
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	8,884	9,732
Occupancy rate (2)	80.4%	89.0%
Investment-grade tenants (3)	70.6%	73.3%
Weighted-average remaining lease term (in years)	4.0	4.1
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet. The occupancy rate as of December 31, 2023 equals 87.2% adjusted for properties that are currently under agreement to be sold.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of December 31, 2023. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Year Ended December 31,
	2023	2022
Financial Metrics
Total revenues	$195,041	$208,118
Net loss attributable to common stockholders	$(57,302)	$(97,494)
Basic and diluted net loss per share attributable to common stockholders	$(1.02)	$(1.72)
FFO attributable to common stockholders (1)	$86,641	$99,657
FFO attributable to common stockholders per diluted share (1)	$1.54	$1.76

Core FFO attributable to common stockholders (1) (2)	$94,770	$108,178
Core FFO attributable to common stockholders per diluted share (1) (2)	$1.68	$1.91
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
Leasing Activity and Capital Expenditures
The Company remains highly focused on leasing activity, given the 4.0 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of December 31, 2023, the Company had outstanding commitments of $42.3 million for tenant improvement allowances and $0.3 million for leasing commissions. The actual amount we pay for tenant improvement allowances may be lower than the commitment in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. The Company estimates that the foregoing tenant improvement allowances and leasing commissions will be funded between 2024 and 2035.

The Company has funded and intends to continue to fund tenant improvement allowances with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in this reserve totaled $34.7 million as of December 31, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
During the year ended December 31, 2023, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Year Ended December 31, 2023
	New Leases	Renewals	Total
Rentable square feet leased	21	240	261
Weighted average rental rate change (cash basis) (1) (2)	(19.8)%	6.8%	5.3%
Tenant leasing costs and concession commitments (3)	$881	$2,053	$2,934
Tenant leasing costs and concession commitments per rentable square foot	$41.89	$8.54	$11.23
Weighted average lease term (by rentable square feet) (years) (4)	8.1	9.1	9.0
Tenant leasing costs and concession commitments per rentable square foot per year	$5.15	$0.94	$1.24
___________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants) as of the expiration date of the prior lease term. If a space has been vacant for more than 12 months prior to the execution of a new lease, the lease will be excluded from this calculation.
(2)Excludes two new leases for approximately 7,000 square feet of space that had been vacant for more than 12 months at the time the new lease was executed.
(3)Includes commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable).
(4)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or “non-firm terms.” The total weighted average lease term for new leases and renewals executed during the year ended December 31, 2023 would be 10.6 years if such non-firm terms were included.
During the year ended December 31, 2023, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as follows (in thousands):

Year Ended
December 31, 2023
Lease related costs (1)	$1,405
Lease incentives (2)	2,431
Building, fixtures and improvements (3)	17,476
Total capital expenditures	$21,312
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
Future Lease Expirations
For a tabular summary of scheduled lease expirations in our property portfolio as of December 31, 2023, see the Lease Expirations table under “Item 2. Properties” in this Annual Report on Form 10-K.

Results of Operations
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022 (dollars in thousands)
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the years ended December 31, 2023 and 2022.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Rental	$194,241	$207,353	$(13,112)
Fee income from unconsolidated joint venture	800	765	35
Total revenues	$195,041	$208,118	$(13,077)
Rental
The decrease in rental revenue of $13.1 million during the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to the decrease in our overall occupied square footage due to scheduled vacancies and property dispositions. Our portfolio occupancy rate was 80.0% and we had 75 properties with an aggregate of 8.7 million leasable square feet as of December 31, 2023, as compared to a portfolio occupancy rate of 88.8% and 81 properties with an aggregate of 9.5 million leasable square feet as of December 31, 2022. During the years ended December 31, 2023 and 2022, the Company recognized $4.3 million and $1.4 million, respectively, of lease termination income.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.8 million during the years ended December 31, 2023 and 2022.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Property operating	$60,783	$61,519	$(736)
General and administrative	18,720	15,908	2,812
Depreciation and amortization	109,111	131,367	(22,256)
Impairments	33,112	66,359	(33,247)
Transaction related	504	675	(171)
Spin related	—	964	(964)
Total operating expenses	$222,230	$276,792	$(54,562)

Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses decreased during the year ended December 31, 2023 as compared to the same period in 2022, primarily due to property dispositions, offset by increases from additional property vacancies which resulted in the recognition of certain operating expenses which were previously paid directly by the tenant such as property taxes.
General and administrative expenses
General and administrative expenses increased $2.8 million during the year ended December 31, 2023 as compared to the same period in 2022, primarily due to increased stock compensation expense for additional equity award issuances during the year ended December 31, 2023 as well as merit base salary increases and higher employee headcount.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $22.3 million during the year ended December 31, 2023 as compared to the same period in 2022, primarily due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early terminations, as well as disposition and impairment of real estate assets.
Impairments
Impairments decreased $33.2 million during the year ended December 31, 2023 as compared to the same period in 2022. The impairment charges of $33.1 million in the year ended December 31, 2023 include a total of eight properties and the charges were incurred primarily with respect to real estate assets that were sold or expected to be sold and reflect the Company’s future cash flow assumptions for agreed-upon or estimated sale proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets. Impairment charges totaling $66.4 million with respect to 18 properties were recorded during the same period in 2022. See Note 5 – Fair Value Measures for further information.
Transaction related expenses
Transaction related expense remained relatively consistent during the year ended December 31, 2023 as compared to the same period in 2022.
Spin related expenses
During the year ended December 31, 2023, the Company incurred no spin related expenses. During the year ended December 31, 2022, the Company incurred $1.0 million of spin related expenses, which primarily consist of legal and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2023	2022	2023 vs 2022 Increase/(Decrease)
Interest expense, net	$(29,669)	$(30,171)	$(502)
Loss on extinguishment of debt, net	$(504)	$(468)	$36
Other income, net	$911	$223	$688
Equity in loss of unconsolidated joint venture, net	$(435)	$(524)	$(89)
Gain on disposition of real estate assets	$31	$2,352	$(2,321)
Provision for income taxes	$(456)	$(212)	$244

Interest expense, net
Interest expense, net decreased $0.5 million during the year ended December 31, 2023 as compared to the same period in 2022, which was primarily due to lower outstanding debt during the year ended December 31, 2023, partially offset by higher interest rates. The Company’s average debt outstanding for the year ended December 31, 2023 was $500.5 million, as compared to $575.0 million during the same period in 2022. Interest expense for the year ended December 31, 2023 included offsets of $6.7 million of reclassified previous gains on interest rate derivatives from accumulated other comprehensive income (loss), compared with $1.8 million reclassified gains during the same period in 2022.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the year ended December 31, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as defined below and discussed in Note 6 – Debt, Net. Loss on extinguishment of debt, net during the year ended December 31, 2022 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Bridge Facility, as defined below and discussed in Note 6 – Debt, Net.
Other income, net
Other income, net increased $0.7 million during the year ended December 31, 2023 as compared to the same period in 2022, which was primarily due to interest income from money market accounts and an escrow account with the administrative agent under the Revolving Facility, as defined below.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the year ended December 31, 2023 as compared to the same period in 2022.
Gain on disposition of real estate assets
Gain on disposition of real estate assets was less than $0.1 million for the year ended December 31, 2023 as compared to $2.4 million during the year ended December 31, 2022. The gain recognized in the year ended December 31, 2023 was related to three of the Company’s dispositions. These properties were subject to cumulative impairment losses of $16.0 million in prior periods.
Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes increased $0.2 million during the year ended December 31, 2023 as compared to the same period in 2022.
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021 (dollars in thousands)
For a comparison of the year ended December 31, 2022 to the year ended December 31, 2021, see “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed on March 8, 2023.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(57,302)	$(97,494)
Depreciation and amortization of real estate assets	109,011	131,297
Gain on disposition of real estate assets	(31)	(2,352)
Impairment of real estate	33,112	66,359
Proportionate share of adjustments for unconsolidated joint venture	1,851	1,847
FFO attributable to common stockholders	$86,641	$99,657
Transaction related	504	675
Spin related (1)	—	964
Amortization of deferred financing costs (2)	3,974	4,364
Amortization of deferred lease incentives, net (2)	302	116
Equity-based compensation (2)	2,728	1,756
Loss on extinguishment of debt, net	504	468
Proportionate share of adjustments for unconsolidated joint venture	117	178
Core FFO attributable to common stockholders	$94,770	$108,178

Weighted-average shares of common stock outstanding - basic and diluted	56,410	56,632
FFO attributable to common stockholders per diluted share	$1.54	$1.76
Core FFO attributable to common stockholders per diluted share	$1.68	$1.91
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
(2)The Company has revised its definition of Core FFO beginning in 2023 and has applied this change retrospectively for comparison purposes.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of December 31, 2023, we had $22.5 million of cash and cash equivalents and $309.0 million of borrowing capacity under the Revolving Facility.
Our Revolving Facility is scheduled to mature in November 2024, and we have the option to extend the maturity an additional 18 months until May 12, 2026. The extension option is subject to customary conditions, including there being no default or event of default, such as the failure to satisfy a financial or other covenant. Our ability to satisfy these conditions and continue to comply with the terms of the Revolving Facility is partially dependent upon us having a sufficient level of unencumbered asset value as defined in the credit agreement with respect to the Revolving Facility. The level of unencumbered asset value is partially dependent upon future leasing activity at the underlying properties and/or us acquiring additional properties to add to the unencumbered asset pool, and there is uncertainty about our ability to renew or re-lease properties and/or acquire additional properties at a sufficient level to meet the requirements to extend and continue to comply with the Revolving Facility. Accordingly, the extension option may not be available to us. Additionally, we do not expect to have generated sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $116.0 million as of December 31, 2023, on its scheduled maturity date.

We have had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the facility in a manner that would result in an extension of the facility and a reduction in the amount of unencumbered asset value required under the financial covenants of the Revolving Facility. However, there is no assurance that we will be able to reach an agreement with the lenders of the Revolving Facility on favorable terms and in a timely manner, or at all.
If we are unable to meet the conditions to extend and continue to comply with the Revolving Facility, or otherwise modify the Revolving Facility to allow us to extend and continue to comply with, or otherwise refinance, this facility, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default, result in our lenders foreclosing on our assets, or otherwise have a material adverse effect on our financial condition and results of operations.
The mortgage notes associated with the Arch Street Joint Venture are also scheduled to mature in November 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. We believe the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend the loan on terms mutually acceptable to the Arch Street Joint Venture and the existing lenders, but we cannot provide any assurance it will be able to do so. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
Our principal liquidity needs beyond the next twelve months are to: (i) repay, extend or refinance debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend or refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of December 31, 2023 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2024	2025	2026	2027
Credit facility revolver (1) (2)	SOFR + 3.35%	May 2026	$116,000	$—	$—	$116,000	$—
Mortgages payable (3)	4.971%	February 2027	355,000	—	—	—	355,000
Total			$471,000	$—	$—	$116,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of December 31, 2023, we had $60.0 million of variable rate debt outstanding under the Revolving Facility which was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(2)The credit facility revolver matures on November 12, 2024 with an option to extend the maturity an additional 18 months to May 12, 2026 if customary conditions are satisfied. This table assumes exercise of the extension option, however, as described above, we cannot provide any assurance we will be able to satisfy the extension conditions.
(3)The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of December 31, 2023.
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
As of December 31, 2023, the Company had $471.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $116.0 million outstanding under our Revolving Facility. During the year ended December 31, 2023, the Company made net repayments of debt obligations of $59.0 million, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. In addition, the Company’s pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of December 31, 2023.
We have entered into two amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option is subject to customary conditions including there being no default or event of default, such as the failure to satisfy a financial or other covenant, and the payment of an extension fee. As described in greater detail above, there is uncertainty about our ability to meet the requirements to extend and continue to comply with the Revolving Facility and we cannot provide any assurance we will be able to do so.
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
In December 2022, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
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
Revolving Facility Covenants
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days),

Orion OP will use such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility.
In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of December 31, 2023, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second amendment described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	December 31, 2023
Ratio of total indebtedness to total asset value	≤ 60%	38.3%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Ratio of secured indebtedness to total asset value	≤ 40%	29.2%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	13.9%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	7.8x
Unencumbered asset value	≥ $600.0 million	$775.2 million
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
As of December 31, 2023, Orion OP was in compliance with these financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2023, the Company was in compliance with these financial covenants.
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
Derivatives and Hedging Activities
During the year ended December 31, 2021, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, we terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to the our borrowings under the Term Loan Facility. These swap agreements remained in effect for the $175.0 million of borrowings under the Revolving Facility used to pay down the Term Loan Facility until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
Dividends
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the year ended December 31, 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 3, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
November 9, 2023	December 29, 2023	January 16, 2024	$0.10
On February 27, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2024, payable on April 15, 2024, to stockholders of record as of March 29, 2024.
Our dividend policy is established at the discretion of the Company’s Board of Directors and future dividends may be funded from a variety of sources. In particular, we expect that for the years ended December 31, 2024 and 2025, our dividends will exceed our net income under U.S. GAAP because of non-cash expenses, mainly depreciation and amortization expense and impairment charges, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to maintain our qualification as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring share dividends. In addition, our organizational documents permit us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of December 31, 2023, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding capital expenditures and leasing costs at our properties and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. During the year ended December 31, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of common stock.
Cash Flow Analysis for the Year Ended December 31, 2023
The following table summarizes the changes in cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in thousands):

	Year Ended December 31,		2023 vs 2022 Increase/(Decrease)
	2023	2022
Net cash provided by operating activities	$89,088	$114,232	$(25,144)
Net cash provided by investing activities	$5,289	$22,477	$(17,188)
Net cash used in financing activities	$(92,490)	$(110,716)	$18,226
Net cash provided by operating activities decreased $25.1 million during the year ended December 31, 2023, compared to the same period in 2022 primarily due to a decrease in revenues overall as a result of dispositions and vacancies and an increase in general and administrative expenses due to merit base salary increases and higher employee headcount.
Net cash provided by investing activities decreased $17.2 million during the year ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in proceeds from the disposition of real estate of $10.8 million as a result of fewer dispositions and an increase in capital expenditures and leasing costs of $6.8 million during the year ended December 31, 2023, compared to the same period in 2022.
The Company used $18.2 million less of net cash in financing activities during the year ended December 31, 2023, compared to the same period in 2022, primarily due to lower net repayments on the Company’s Revolving Facility during the year ended December 31, 2023 of $31.0 million, partially offset by repurchases of common stock under the Share Repurchase Program of $5.0 million, increased cash dividends to stockholders of $5.6 million and higher payments of deferred financing costs of $2.6 million during the year ended December 31, 2023, compared to the same period in 2022.
VEREIT OFFICE ASSETS
Critical Accounting Policies - VEREIT Office Assets
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
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying value, the provisions of guidance require that the fair value be compared to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021. The results of the VEREIT impairment tests carry over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying statements of operations.
Results of Operations - VEREIT Office Assets
For a comparison of the results of operations for certain office real properties and related assets previously owned by subsidiaries of VEREIT (collectively, “VEREIT Office Assets”) for the period from January 1, 2021 to October 31, 2021 to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 and 2021 Annual Reports on Form 10-K filed on March 8, 2023 and March 24, 2022, respectively.
Liquidity and Capital Resources - VEREIT Office Assets
Cash Flows
For a comparison of the changes in cash flows for VEREIT Office Assets for the period from January 1, 2021 to October 31, 2021 to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in our 2022 and 2021 Annual Reports on Form 10-K filed on March 8, 2023 and March 24, 2022, respectively.

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
Interest Rate Risk
As of December 31, 2023, our debt included fixed-rate debt, with a fair value and carrying value of $334.9 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2023 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $9.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $9.4 million.
As of December 31, 2023, our debt included variable-rate debt, with a fair value and carrying value of $116.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2023 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.2 million annually.
As of December 31, 2023, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated and combined financial statements.
As of December 31, 2023, our outstanding derivative agreements had a fair value that resulted in net liabilities of $0.3 million. See Note 7 – Derivatives and Hedging Activities to our consolidated and combined financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at a reasonable assurance level.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, due to an exemption established by the rules of the SEC for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
2024 Annual Bonus Program
On February 26, 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, approved a new annual incentive program for the Company’s 2024 fiscal year (the “2024 Bonus Program”). Under the 2024 Bonus Program, each of the Company’s named executive officers, namely, Paul McDowell, Gavin Brandon, and Gary Landriau (the “executives”), are eligible to earn an annual incentive bonus based on the applicable executive’s individual performance and the Company’s achievement of performance goals relating to (1) Core FFO per share, (2) total general and administrative expenses (“G&A expenses”), and (3) Net Debt to Adjusted EBITDA. The weighting of each component of the 2024 Bonus Program is as follows:

Bonus Component	Weighting
Individual Performance	33%
Core FFO per share	30%
G&A expenses	13%
Net Debt to Adjusted EBITDA	24%
Under the 2024 Bonus Program, 50% of each target bonus component will be earned for performance at the threshold level, 100% of each target bonus component will be earned for performance at the target level and 150% of each target bonus component will be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum performance levels will be interpolated on a straight-line basis.
Pursuant to their respective employment agreements, in 2024 each of the executives will be eligible to earn an annual cash bonus targeted at a percentage of the executive’s base salary as follows: 100% for Mr. McDowell, 100% for Mr. Brandon and 92% for Mr. Landriau.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein beginning on page F-1.
Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation is included herein beginning on page F-32.
All other schedules have been omitted as the required information is either presented in the consolidated and combined financial statements or is not applicable.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 8, 2023 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-268121), filed on November 2, 2022 and incorporated herein by reference).
4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 24, 2022 and incorporated herein by reference).
10.1	Agreement of Limited Partnership of Orion Office REIT LP (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).
10.2
Credit Agreement, dated November 12, 2021, by and among Orion Office REIT Inc., Orion Office REIT LP, the financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.3
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

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

10.11
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference).

10.12
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.13†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2022 Awards) (filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).

10.14†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2023 Awards) (filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 8, 2023 and incorporated herein by reference)

10.15†*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2024 Awards)
10.16
First Amendment to Credit Agreement, dated as of December 1, 2022, among Orion Office REIT LP, as Borrower, Orion Office REIT Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 5, 2022 and incorporated herein by reference).

10.17
Second Amendment to Credit Agreement, dated as of June 29, 2023, among Orion Office REIT LP, as Borrower, Orion Office REIT Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2023 and incorporated herein by reference).

21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Orion Office REIT Inc. Policy for Recoupment of Incentive Compensation
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Dated: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Paul H. McDowell	Chief Executive Officer, President and Director	February 27, 2024
Paul H. McDowell	(Principal Executive Officer)

/s/ Gavin B. Brandon	Executive Vice President, Chief Financial Officer and Treasurer	February 27, 2024
Gavin B. Brandon	(Principal Financial Officer)

/s/ Revea L. Schmidt	Senior Vice President and Chief Accounting Officer	February 27, 2024
Revea L. Schmidt	(Principal Accounting Officer)

/s/ Reginald H. Gilyard	Director, Non-Executive Chairman	February 27, 2024
Reginald H. Gilyard

/s/ Kathleen R. Allen	Director	February 27, 2024
Kathleen R. Allen

/s/ Richard J. Lieb	Director	February 27, 2024
Richard J. Lieb

/s/ Gregory J. Whyte	Director	February 27, 2024
Gregory J. Whyte

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Orion Office REIT Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Office REIT Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
San Diego, California
February 27, 2024

ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate investments, at cost:
Land	$223,264	$238,225
Buildings, fixtures and improvements	1,097,132	1,128,400
Total real estate investments, at cost	1,320,396	1,366,625
Less: accumulated depreciation	158,791	133,379
Total real estate investments, net	1,161,605	1,233,246
Accounts receivable, net	24,663	21,641
Intangible lease assets, net	126,364	202,832
Cash and cash equivalents	22,473	20,638
Real estate assets held for sale, net	—	2,502
Other assets, net	88,828	90,214
Total assets	$1,423,933	$1,571,073

LIABILITIES AND EQUITY
Mortgages payable, net	$352,856	$352,167
Credit facility term loan, net	—	173,815
Credit facility revolver	116,000	—
Accounts payable and accrued expenses	30,479	26,161
Below-market lease liabilities, net	8,074	14,068
Distributions payable	5,578	5,664
Other liabilities, net	23,943	23,340
Total liabilities	536,930	595,215

Common stock, $0.001 par value, 100,000,000 shares authorized 55,783,548 and 56,639,040 shares issued and outstanding as of each of December 31, 2023 and December 31, 2022, respectively	56	57
Additional paid-in capital	1,144,636	1,147,014
Accumulated other comprehensive (loss) income	(264)	6,308
Accumulated deficit	(258,805)	(178,910)
Total stockholders’ equity	885,623	974,469
Non-controlling interest	1,380	1,389
Total equity	887,003	975,858
Total liabilities and equity	$1,423,933	$1,571,073

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2023	2022	2021
Rental	$194,241	$207,353	$79,460
Fee income from unconsolidated joint venture	800	765	271
Total revenues	195,041	208,118	79,731
Operating expenses:
Property operating	60,783	61,519	13,411
General and administrative	18,720	15,908	3,832
Depreciation and amortization	109,111	131,367	43,922
Impairments	33,112	66,359	49,859
Transaction related	504	675	—
Spin related	—	964	7,909
Total operating expenses	222,230	276,792	118,933
Other (expenses) income:
Interest expense, net	(29,669)	(30,171)	(4,267)
Gain on disposition of real estate assets	31	2,352	—
Loss on extinguishment of debt, net	(504)	(468)	(3,782)
Other income, net	911	223	—
Equity in loss of unconsolidated joint venture, net	(435)	(524)	(56)
Total other (expenses) income, net	(29,666)	(28,588)	(8,105)
Loss before taxes	(56,855)	(97,262)	(47,307)
Provision for income taxes	(456)	(212)	(157)
Net loss	(57,311)	(97,474)	(47,464)
Net loss (income) attributable to non-controlling interest	9	(20)	(17)
Net loss attributable to common stockholders	$(57,302)	$(97,494)	$(47,481)

Weighted-average shares outstanding - basic and diluted	56,410	56,632	$56,626
Basic and diluted net loss per share attributable to common stockholders	$(1.02)	$(1.72)	$(0.84)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(57,311)	$(97,474)	$(47,464)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	127	7,802	209
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net loss	(6,699)	(1,793)	90
Total other comprehensive (loss) income	(6,572)	6,009	299

Total comprehensive loss	(63,883)	(91,465)	(47,165)
Comprehensive loss (income) attributable to non-controlling interest	9	(20)	(17)
Total comprehensive loss attributable to common stockholders	$(63,874)	$(91,485)	$(47,182)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Parent Investment	Total Stockholders’ and Parent Company Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2021	—	$—	$—	$—	$—	$497,118	497,118	$—	497,118
Net (loss) income	—	—	—	—	(58,715)	11,234	(47,481)	17	(47,464)
Contributions from parent company, net	—	—	—	—	—	633,650	633,650	1,352	635,002
Issuance of common stock, net	56,625,650	57	1,141,945	—	—	(1,142,002)	—	—	—
Grant of stock warrants	—	—	3,269	—	—	—	3,269	—	3,269
Equity-based compensation, net	—	—	64	—	—	—	64	—	64
Other comprehensive income	—	—	—	299	—	—	299	—	299
Balance, December 31, 2021	56,625,650	57	1,145,278	299	(58,715)	—	1,086,919	1,369	1,088,288
Net (loss) income	—	—	—	—	(97,494)	—	(97,494)	20	(97,474)
Distributions	—	—	—	—	(22,701)	—	(22,701)	—	(22,701)
Repurchases of common stock to settle tax obligations	(2,177)	—	(20)	—	—	—	(20)	—	(20)
Equity-based compensation, net	15,567	—	1,756	—	—	—	1,756	—	1,756
Other comprehensive income, net	—	—	—	6,009	—	—	6,009	—	6,009
Balance, December 31, 2022	56,639,040	57	1,147,014	6,308	(178,910)	—	974,469	1,389	975,858
Net loss	—	—	—	—	(57,302)	—	(57,302)	(9)	(57,311)
Distributions	—	—	—	—	(22,593)	—	(22,593)	—	(22,593)
Repurchases of common stock under Share Repurchase Program	(915,637)	(1)	(5,017)	—	—	—	(5,018)	—	(5,018)
Repurchases of common stock to settle tax obligations	(15,411)	—	(89)	—	—	—	(89)	—	(89)
Equity-based compensation, net	75,556	—	2,728	—	—	—	2,728	—	2,728
Other comprehensive loss, net	—	—	—	(6,572)	—	—	(6,572)	—	(6,572)
Balance, December 31, 2023	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$—	$885,623	$1,380	$887,003

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(57,311)	$(97,474)	$(47,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,111	131,367	43,922
Non-cash revenue adjustments, net	(5,977)	171	(1,315)
Amortization of net premiums on mortgages payable	—	—	(60)
Impairments	33,112	66,359	49,859
Gain on disposition of real estate assets	(31)	(2,352)	—
Loss on extinguishment of debt, net	504	468	3,782
Amortization of deferred financing costs	3,974	4,364	728
Equity-based compensation	2,728	1,756	65
Equity in loss of unconsolidated joint venture, net	435	524	56
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	1,340	2,247	(5,017)
Accounts payable, accrued expenses and other liabilities, net	1,203	6,802	11,552
Net cash provided by operating activities	89,088	114,232	56,108
Cash flows from investing activities:
Capital expenditures and leasing costs	(18,442)	(11,624)	(9,916)
Proceeds from disposition of real estate, net	21,032	31,854	—
Investment in unconsolidated joint venture	—	—	(2,478)
Return of investment from unconsolidated joint venture	1,840	2,247	133
Deposits for real estate assets	(2,340)	—	—
Refunds of deposits for real estate assets	2,340	—	—
Proceeds from the settlement of property-related insurance claims	859	—	—
Net cash provided by (used in) investing activities	5,289	22,477	(12,261)
Cash flows from financing activities:
Proceeds from bridge facility	—	—	355,000
Repayment of bridge facility, including debt extinguishment costs	—	(355,026)	—
Proceeds from mortgages payable	—	355,000	—
Payments on mortgages payable	—	—	(36,476)
Proceeds from credit facility term loan	—	—	175,000
Repayment of credit facility term loan	(175,000)	—	—
Proceeds from credit facility revolver	175,000	70,000	90,000
Repayments of credit facility revolver	(59,000)	(160,000)	—
Payments of deferred financing costs	(5,663)	(3,096)	(10,514)
Repurchases of common stock under Share Repurchase Program	(5,018)	—	—
Repurchases of common stock to settle tax obligations	(89)	(20)	—
Payments of deferred equity offering costs	(41)	(535)	—
Distributions paid	(22,578)	(16,991)	—
Distributions to parent company, net	—	—	(587,156)
Other financing activities	(101)	(48)	—
Payments upon extinguishment of mortgages payable	—	—	(4,298)
Net cash used in financing activities	(92,490)	(110,716)	(18,444)
Net change in cash and cash equivalents and restricted cash	1,887	25,993	25,403

ORION OFFICE REIT INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Cash and cash equivalents and restricted cash, beginning of year	55,311	29,318	3,915
Cash and cash equivalents and restricted cash, end of year	$57,198	$55,311	$29,318

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$20,638	$29,318	$—
Restricted cash at beginning of year	34,673	—	3,915
Cash and cash equivalents and restricted cash at beginning of year	$55,311	$29,318	$3,915

Cash and cash equivalents at end of year	$22,473	$20,638	$29,318
Restricted cash at end of year	34,725	34,673	—
Cash and cash equivalents and restricted cash at end of year	$57,198	$55,311	$29,318

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office buildings, as well as governmental office, medical office, office/laboratory, office/research and office/flex properties.
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
Following the Distribution, the Company became independent and publicly traded and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL” and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2023, the Company owned and operated 75 office properties with an aggregate of 8.7 million leasable square feet located in 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of December 31, 2023, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated and combined statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Principles of Consolidation and Combination
The consolidated and combined statements of the Company include the accounts of Realty Income Office Assets presented on a combined basis for the period from January 1, 2021 to October 31, 2021, as the ownership interests were under common control and ownership of Realty Income during this period. From and after November 1, 2021, the consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture, which accounts include the Realty Income Office Assets and the VEREIT Office Assets. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the Company’s consolidated balance sheets and consolidated and combined statements of operations, statements of comprehensive income (loss) and statements of equity.
For periods presented prior to the date of the Distribution, the historical consolidated and combined results for the Company reflect charges for certain legal, accounting and other costs related to the Distribution, which were incurred and paid by Realty Income on the Company’s behalf and are reflected as capital contributions.
For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
its activities without additional subordinated financial support or where equity investors, as a group, lack one or more of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity; or (c) the right to receive the expected returns of the entity. The Company consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
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
Leases
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. As of December 31, 2023, none of the Company’s leases were classified as sales-type leases or direct financing leases.
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
December 31, 2023
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Property operating expenses paid directly by tenants are recorded on a net basis (i.e., treated as fully offset by an identical amount of assumed reimbursement revenue) and, therefore, are not included in the Company’s consolidated and combined financial statements.
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the years ended December 31, 2023 and 2022, the Company recorded a reduction to rental revenue of less than $0.1 million and $1.5 million, respectively, for income not probable of collection. During the year ended December 31, 2021, the Company did not record any reductions to rental revenue for amounts not probable of collection.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.3 million, $1.4 million and $0.3 million of lease termination income, respectively.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.8 million for the years ended December 31, 2023 and 2022 and $0.3 million for the year ended December 31, 2021.
Real Estate Investments
The Company records acquired real estate at cost when such acquisitions qualify as asset acquisitions and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 35 years for buildings, five to 20 years for building fixtures and improvements and the remaining lease term for intangible lease assets.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
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
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in the Arch Street Joint Venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions. The Company records

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
its proportionate share of net income (loss) from the Arch Street Joint Venture in equity in loss of unconsolidated joint venture, net in the consolidated and combined statements of operations. See Note 3 – Real Estate Investments and Related Intangibles for further discussion on the Company’s investment in the Arch Street Joint Venture.
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of the Arch Street Joint Venture were identified during the years ended December 31, 2023, 2022, or 2021. Prior to the Distribution, the Company did not own any investments in an unconsolidated joint venture.
Impairments
Real Estate Assets
The Company performs impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in a property’s net operating cash flows, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires the use of the expected holding period of the properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize any impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 5 – Fair Value Measures.
Right of Use Assets
The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company’s other long-lived assets. No impairments of ROU assets were identified during the years ended December 31, 2023, 2022, or 2021. See Note 5 – Fair Value Measures for further discussion.
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
Restricted Cash
The Company had $34.7 million in restricted cash as of December 31, 2023 and 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company did not have any balances in restricted cash as of December 31, 2021. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
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
December 31, 2023
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
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, treasury locks, options and forwards to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company has used and intends to continue to use derivative financial instruments as part of its cash flow hedging strategy. The Company does not intend to utilize derivatives for trading or speculative purposes or for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
Loss Contingencies
The Company records a liability in the consolidated and combined financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, the estimated loss or range of loss is disclosed.
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”), commencing with the taxable year ended December 31, 2021. To maintain the Company’s qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain to its stockholders. However, the Company is still subject to certain state and local income, franchise, property, and other taxes in the various jurisdictions in which it operates. The Company may also be subject to federal income taxes on certain income and federal excise taxes on its undistributed income.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
During the year ended December 31, 2023, the Company recognized state and local income and franchise tax expense of $0.5 million. During both the years ended December 31, 2022 and 2021, the Company recognized state and local income and franchise tax expense of $0.2 million. State and local income and franchise tax expense is included in provision for income taxes in the accompanying consolidated and combined statements of operations.
The Company regularly analyzes its income tax positions in the jurisdictions in which it operates and only recognizes the income tax effect in the financial statements when certain criteria regarding uncertain tax positions have been met. The Company believes that its material income tax positions would more likely than not be sustained upon examination by the relevant taxing authorities. Therefore, no provisions related to material uncertain income tax positions have been recognized in the accompanying consolidated and combined financial statements during the years ended December 31, 2023, 2022, and 2021. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated and combined statements of operations.
For periods presented prior to November 1, 2021, Realty Income Office Assets was owned by Realty Income, which had elected to be taxed as a REIT, under the Code. Under the REIT operating structure, Realty Income was permitted to deduct dividends paid to its stockholders in determining its taxable income. Assuming Realty Income’s dividends equaled or exceeded its taxable net income, it was generally not required to pay federal corporate income taxes on such income. Accordingly, no provision was made for federal income taxes in the accompanying consolidated and combined financial statements of the Company for such prior periods.
The properties in the consolidated and combined financial statements which comprised Realty Income Office Assets were previously owned directly or indirectly by limited partnerships or limited liability companies of Realty Income and, as a result, the allocated share of income for periods presented prior to November 1, 2021 are included in the consolidated income tax return of Realty Income.
Segment Reporting
The Company operates in one business segment: direct ownership and operation of commercial real estate.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280, Segment Reporting). ASU 2023-07 serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated and combined financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09 serves to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and information on income taxes paid. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated and combined financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2022, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $4.7 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of December 31, 2022. The Company did not have any other acquisitions during the year ended December 31, 2022, and during the years ended December 31, 2023 and 2021, the Company had no acquisitions.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total dispositions	6	11	—
Aggregate gross sales price	$25,425	$33,098	$—

Gain on disposition of real estate assets	$31	$2,352	$—
Property count	3	5	—

Impairments on disposition of real estate assets	$575	$5,089	$—
Property count	3	6	—
As of December 31, 2023, the Company had no properties classified as held for sale. During the years ended December 31, 2023 and 2022, the Company recorded losses of $4.4 million and $6.0 million, respectively, related to properties that were classified as held for sale and subsequently disposed, which are included in impairments in the accompanying consolidated and combined statements of operations.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	December 31, 2023	December 31, 2022
Intangible lease assets:
In-place leases, net of accumulated amortization of $193,470 and $144,798, respectively	6.4	$103,997	$177,698
Leasing commissions, net of accumulated amortization of $3,033 and $1,553, respectively	12.4	13,539	13,614
Above-market lease assets, net of accumulated amortization of $10,372 and $11,391, respectively	7.0	5,006	9,826
Deferred lease incentives, net of accumulated amortization of $419 and $116, respectively	10.5	3,822	1,694
Total intangible lease assets, net		$126,364	$202,832

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $23,176 and $17,249, respectively	10.8	$8,074	$14,068
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, as compared to no impact to rental revenue for the year ended December 31, 2021. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $75.0 million, $95.4 million and $23.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028
In-place leases:
Total projected to be included in amortization expense	$49,028	$21,608	$15,499	$7,441	$4,592
Leasing commissions:
Total projected to be included in amortization expense	$1,497	$1,430	$1,426	$1,399	$1,251
Above-market lease assets:
Total projected to be deducted from rental revenue	$2,960	$850	$682	$237	$115
Deferred lease incentives:
Total projected to be deducted from rental revenue	$489	$473	$375	$351	$338
Below-market lease liabilities:
Total projected to be added to rental revenue	$3,786	$1,036	$817	$655	$571
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the consolidated joint venture had total assets of $27.6 million and $27.7 million, respectively, of which $23.5 million and $24.9 million, respectively, were real estate investments, net of accumulated depreciation and amortization. The Company’s joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, the Company has the ability to control the operating and financing policies of the consolidated joint venture and the joint venture partner must obtain the Company’s approval for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Year Ended (2)
Investment	December 31, 2023		December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2021
Arch Street Joint Venture (3) (4)	20%	6	$13,549	$15,824	$(435)	$(524)	$(56)
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
(2)The interest in the Arch Street Joint Venture was acquired by Realty Income as part of the merger transaction with VEREIT and was transferred to the Company upon the consummation of the Distribution. Therefore, the Company’s equity in loss, net reflects operations following November 1, 2021.
(3)During the years ended December 31, 2023 and 2022, the Arch Street Joint Venture did not acquire any properties. During the year ended December 31, 2021, the Arch Street Joint Venture acquired one property from a third party for a purchase price of $30.5 million.
(4)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.4 million and $0.9 million as of December 31, 2023 and 2022, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net	$9,008	$10,461
Straight-line rent receivable, net	15,655	11,180
Total	$24,663	$21,641
Other assets, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Restricted cash	$34,725	$34,673
Right-of-use assets, net (1)	26,596	26,422
Investment in unconsolidated joint venture	13,549	15,824
Deferred costs, net (2)	7,693	4,619
Notes receivable (3)	3,700	—
Prepaid expenses	1,318	1,305
Derivative assets	—	6,308
Other assets, net	1,247	1,063
Total	$88,828	$90,214
____________________________________
(1)Amortization expense for below market right-of-use asset was $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2023, 2022 and 2021. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.9 million, and a below-market right-of-use asset, net of $6.6 million, as of December 31, 2023. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.6 million, and a below-market right-of-use asset, net of $6.8 million, as of December 31, 2022.
(2)Amortization expense for deferred costs related to the Revolving Facility totaled $2.6 million, $2.2 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $5.1 million and $2.5 million as of December 31, 2023 and 2022, respectively. Additional deferred costs related to the Revolving Facility of $5.6 million were capitalized during the year ended December 31, 2023 in connection with the second amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Deferred costs, net also includes outstanding deferred equity offering costs of $0.6 million and $0.5 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of December 31, 2023 and 2022, respectively.
(3)Notes receivable includes two seller financed promissory notes for two properties sold during the year ended December 31, 2023. These loans have been structured as first mortgage loans on the properties sold with an unsecured recourse guaranty from the buyer principal(s).
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Derivative assets	$—	$—	$—	$—
Derivative liabilities	—	264	—	264

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Derivative assets	$—	$6,308	$—	$6,308
Derivative liabilities	—	—	—	—

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Derivative Assets and Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements and interest rate swap agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $60.0 million and $175.0 million as of December 31, 2023 and 2022, respectively (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023 and 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing eight, 18 and 10 properties were deemed to be impaired during the years ended December 31, 2023, 2022 and 2021, respectively, resulting in impairment charges of $33.1 million, $66.4 million and $49.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. The impairment charges were incurred primarily with respect to real estate assets that were sold or expected to be sold and reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds, as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Number of properties	8	18	10

Carrying value of impaired properties	$68,215	$142,748	$109,197
Provisions for impairment	(33,112)	(66,359)	(49,859)
Estimated fair value	$35,103	$76,389	$59,338
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
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2023, the fair value measurement for seven properties was determined based on sales prices under definitive agreements and the remaining one impaired property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the year ended December 31, 2023, impairment charges of $5.9 million were recorded for held and used properties and $27.2 million for disposed properties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2022, the fair value measurement for 17 impaired properties was determined by applying an estimated sales price based on market data and the remaining one impaired property by applying a discount rate of 8.5% and capitalization rate of 8.0%. During the year ended December 31, 2022, impairment charges of $39.5 million were recorded for held and used properties, $0.2 million impairment charges were recorded for held for sale properties and $26.7 million for disposed properties.
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
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2023
Assets of properties held and used	$—	$—	$5,402	$5,402

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2022
Assets of properties held and used	$—	$38,900	$11,957	$50,857
Assets of properties held for sale	—	2,502	—	2,502
	$—	$41,402	$11,957	$53,359
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at December 31, 2023	Fair Value at December 31, 2023	Carrying Value at December 31, 2022	Fair Value at December 31, 2022
Assets:
Derivative assets	2	$—	$—	$6,308	$6,308
Notes receivable	2	2,500	2,500	—	—
Total		$2,500	$2,500	$6,308	$6,308

Liabilities (1):
Mortgages payable	2	$355,000	$334,897	$355,000	$332,323
Credit facility term loan	2	—	—	175,000	175,000
Credit facility revolver	2	116,000	116,000	—	—
Derivative liabilities	2	264	264	—	—
Total		$471,264	$451,161	$530,000	$507,323
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Notes Receivable – The fair value of the Company’s long-term promissory note receivable was determined to be at fair value at inception based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Note 6 – Debt, Net
As of December 31, 2023, the Company had $468.9 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.9 years and a weighted-average effective interest rate for the year ended December 31, 2023 of 4.66%. The following table summarizes the carrying value of debt as of December 31, 2023 and 2022, and the debt activity for the year ended December 31, 2023 (in thousands):

		Year Ended December 31, 2023
	Balance as of December 31, 2022	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2023
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,833)	—	—	689	(2,144)
Mortgages payable, net	352,167	—	—	689	352,856

Credit facility term loan:
Outstanding balance	175,000	—	(175,000)	—	—
Deferred costs	(1,185)	—	504	681	—
Credit facility term loan, net	173,815	—	(174,496)	681	—

Credit facility revolver	—	175,000	(59,000)	—	116,000

Total debt	$525,982	$175,000	$(233,496)	$1,370	$468,856
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of December 31, 2023 (in thousands):

Total
2024	$—
2025	—
2026 (1)	116,000
2027	355,000
2028	—
Total	$471,000
____________________________________
(1)As described below, the Company’s Revolving Facility is scheduled to mature on November 12, 2024 and Orion OP has an option to extend the maturity date to May 12, 2026 if customary conditions are satisfied. This table assumes exercise of the extension option, however, as described below, the Company cannot provide any assurance it will be able to satisfy the extension conditions.
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of December 31, 2023, $116.0 million of principal amount was outstanding under the Revolving Facility with $309.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
The Company and Orion OP have entered into two amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option is subject to customary conditions including there being no default or event of default, such as the failure to satisfy a financial or other covenant, and the payment of an extension fee. The Company’s ability to satisfy these conditions and continue to comply with the terms of the Revolving Facility is partially dependent upon the Company having a sufficient level of unencumbered asset value as defined in the Credit Agreement. The level of unencumbered asset value is partially dependent upon future leasing activity at the underlying properties and/or the Company acquiring additional properties to add to the unencumbered asset pool, and there is uncertainty about the Company’s ability to renew or re-lease properties and/or acquire additional properties at a sufficient level to meet the requirements to extend and continue to comply with the Revolving Facility. Accordingly, the extension option may not be available to the Company. Additionally, the Company does not expect to have generated sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $116.0 million as of December 31, 2023, on its scheduled maturity date.
Management has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement terms in a manner that would result in an extension of the facility and a reduction in the amount of unencumbered asset value required under the financial covenants of the Revolving Facility. However, there is no assurance that the Company will be able to reach an agreement with the lenders of the Revolving Facility on favorable terms and in a timely manner, or at all.
If an agreement is not reached with the lenders, management’s plans include acquiring additional properties to add to the unencumbered asset pool to meet the conditions to exercise the extension option of the Revolving Facility. As of the date of these consolidated and combined financial statements, management believes it is probable that an agreement will be reached with the lenders, or the Company will be able to satisfy the conditions necessary to exercise the extension option of the Revolving Facility through its leasing efforts and its plan to acquire additional unencumbered properties. Management will continue to monitor and assess the effectiveness of its plans in subsequent financial reporting periods.
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. As of December 31, 2023, the weighted average effective interest rate of the Revolving Facility was 8.66%.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
The Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. Pursuant to the second amendment described above, if, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use such excess amount to prepay loans under the Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the Revolving Facility.
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
As of December 31, 2023, Orion OP was in compliance with the Revolving Facility financial covenants.
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
December 31, 2023
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2023, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of December 31, 2023 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$434,164	$355,000	4.97%	3.1
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of December 31, 2023.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2023 and 2022, the Company had outstanding derivative agreements with aggregate notional amounts of $60.0 million and $175.0 million, respectively, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements were entered into in order to hedge interest rate volatility. The initial interest rate swap agreements were effective on December 1, 2021 and were scheduled to terminate on November 12, 2023. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, the Company terminated the initial interest rate swap agreements and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023.
Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
The table below presents the fair value of the Company’s derivative financial instruments designated as a cash flow hedges as well as its classification in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate swaps	Other assets, net	$—	$6,308
Interest rate collars	Other liabilities, net	$(264)	$—

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
During the years ended December 31, 2023, 2022 and 2021, the Company recorded net unrealized gains of $0.1 million, $7.8 million and $0.2 million, respectively, for changes in the fair value of its cash flow hedges in accumulated other comprehensive (loss) income.
During the years ended December 31, 2023, 2022 and 2021, the Company reclassified previous net gains of $6.7 million and $1.8 million, and previous losses of $0.1 million respectively, from accumulated other comprehensive (loss) income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that less than $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of December 31, 2023 and 2022, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2023 and 2022 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023	$—	$(264)	$—	$—	$(264)	$—	$—	$(264)
December 31, 2022	$6,308	$—	$—	$6,308	$—	$—	$—	$6,308
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures:
Cash paid for interest	$25,283	$25,108	$2,412
Cash paid for income taxes	$463	$634	$98
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$6,484	$3,243	$286
Accrued deferred financing costs	$—	$25	$—
Non-cash assets and liabilities contributed by parent company	$—	$—	$1,142,002
Establishment of right-of-use assets and lease liabilities	$1,232	$1,193	$989
Distributions declared and unpaid	$5,578	$5,664	$—
Land acquired upon finance lease termination	$—	$4,707	$—
Origination of seller financed notes receivable	$3,700	$—	$—

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accrued real estate and other taxes	$11,794	$10,191
Accrued operating and other	8,673	10,034
Accrued capital expenditures and leasing costs	6,284	2,333
Accrued interest	2,122	1,810
Accounts payable	1,606	1,793
Total	$30,479	$26,161
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These rent concession and leasing cost commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company. As of December 31, 2023, the Company had total commitments of $42.3 million outstanding for tenant improvement allowances and $0.3 million for leasing commissions. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concession commitments. The restricted cash included in the reserve totaled $34.7 million as of December 31, 2023, including $23.6 million for tenant improvement allowances and $11.1 million for rent concession commitments, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of December 31, 2023, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.3 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of December 31, 2023 (in thousands).

Future Minimum Base Rent Payments
2024	$112,322
2025	77,722
2026	74,532
2027	54,061
2028	42,353
Thereafter	170,646
Total	$531,636
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of December 31, 2023, the Company’s operating leases had remaining lease terms ranging from 1.9 years to 61.0 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.85% as of December 31, 2023. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date, lease guidance adoption date or the Merger Effective Time, as applicable, in determining the present value of lease payments.
Operating lease costs were $1.3 million, $1.0 million, and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. No cash paid for operating lease liabilities was capitalized.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2023 (in thousands).

Future Minimum Lease Payments
2024	$1,135
2025	1,184
2026	778
2027	752
2028	761
Thereafter	12,517
Total	17,127
Less: imputed interest	5,977
Total	$11,150
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Dividends
During the years ended December 31, 2023 and 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
November 9, 2023	December 29, 2023	January 16, 2024	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 17, 2022	$0.10
November 1, 2022	December 30, 2022	January 17, 2023	$0.10
On February 27, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2024, payable on April 15, 2024, to stockholders of record as of March 29, 2024.
The following table sets forth the federal income tax characterization of dividends paid on a percentage basis on the Company’s common stock for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Ordinary dividends	—%	—%
Capital gain distributions	—%	—%
Nondividend distributions	100.00%	100.00%
Total	100.00%	100.00%
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. During the year ended December 31, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of common stock.
Note 13 - Equity-Based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for officers, other employees, non-employee directors and consultants who provide services to the Company. Awards under the Equity Plan are accounted for under U.S. GAAP as share-based payments. The expense for such awards is recognized over the requisite service period, which is generally the vesting period. Under the Equity Plan, the Company may grant various types of awards, including restricted stock units that will vest if the recipient maintains employment with the Company over the requisite service period (the “Time-Based RSUs”) and restricted stock units that may vest in a number ranging from 0% to 100% of the total number of units granted, based on the Company’s total shareholder return measured on an absolute basis (“TSR-Based RSUs”) and based on certain operational performance metrics (“Metrics-Based RSUs” and collectively with the TSR-Based RSUs, “Performance Based RSUs”), in each case for officers and other employees during a three-year performance period. The Company also granted Time-Based RSUs to its non-employee directors which are scheduled to vest on the earlier of the one-year anniversary of the grant date and the next annual meeting, subject to the recipient’s continued service with the Company.
During the year ended December 31, 2021, the Company granted Time-Based RSUs to non-employee directors and officers of the Company. During the years ended December 31, 2023 and 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of December 31, 2023, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the years ended December 31, 2023, 2022 and 2021 was $2.5 million, $1.4 million and $0.1 million, respectively. As of December 31, 2023 and 2022, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $3.7 million and $2.7 million, respectively, with an aggregate weighted-average remaining term of 1.7 years and 2.0 years, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
The following table details the activity of the Time-Based RSUs during the year ended December 31, 2023:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2022	156,947	$17.12
Granted	363,745	$7.10
Vested	(75,556)	$(16.17)
Forfeited	—	$—
Unvested units, December 31, 2023	445,136	$9.09
The following table details the activity of the Performance-Based RSUs during the year ended December 31, 2023:

	Performance-Based RSUs	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2022	212,154	$13.65
Granted	509,273	$5.83
Vested	—	$—
Forfeited	—	$—
Unvested units, December 31, 2023	721,427	$8.13
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and Distribution. Equity-based compensation expense for the years ended December 31, 2023 2022 and 2021, related to such Realty Income equity-based compensation awards, was $0.2 million, $0.4 million and $0.1 million. As of December 31, 2023 and 2022, total unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options was less than $0.1 million and $0.2 million, respectively, with an aggregate weighted-average remaining term of 0.1 years and 1.0 year, respectively.
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(57,311)	$(97,474)	$(47,464)
Income attributable to non-controlling interest	9	(20)	(17)
Net loss available to common stockholders used in basic and diluted net income per share	(57,302)	(97,494)	(47,481)

Weighted average shares of common stock outstanding - basic	56,409,734	56,631,826	56,625,650
Effect of dilutive securities (1)	—	—	—
Weighted average shares of common stock - diluted	56,409,734	56,631,826	56,625,650

Basic and diluted net loss per share attributable to common stockholders	$(1.02)	$(1.72)	$(0.84)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given there were no potentially dilutive shares for the years ended December 31, 2023, 2022 and 2021.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Weighted average stock warrants	1,120,000	1,120,000	1,120,000

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2023
Note 15 – Subsequent Events
Distributions
On February 27, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2024, payable on April 15, 2024, to stockholders of record as of March 29, 2024.
Leasing Activity
During January 2024, the Company entered into a 17.0-year lease renewal, which includes a 2.0-year period of the stated lease term during which the tenant has the right to vacate their space, or “non-firm term”, for 9,000 square feet at one of its properties in Eagle Pass, Texas and a new 15.0-year lease, which includes an 8.0-year non-firm term, for 86,000 square feet at one of its properties in Lincoln, Nebraska.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2023 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2023	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Food, Beverage & Tobacco - St. Charles, MO	$—	$3,675	$13,828	$(12,101)	$5,402	$—	4/1/2011	1993
Commercial & Professional Services - Brownsville, TX	—	1,740	11,571	—	13,311	(5,472)	4/1/2011	2007
Telecommunication Services - Augusta, GA	—	—	11,128	—	11,128	(5,262)	4/1/2011	2007
Telecommunication Services - Salem, OR	—	1,722	10,074	676	12,472	(4,600)	6/22/2011	2000
Financial Institutions - Mount Pleasant, SC	—	10,803	25,511	—	36,314	(7,988)	1/22/2013	2003
Health Care Equipment & Services - St. Louis, MO	12,041	—	38,799	88	38,887	(12,150)	1/22/2013	2009
Government & Public Services - Brownsville, TX	1,345	321	6,803	112	7,236	(2,221)	1/22/2013	2008
Government & Public Services - Parkersburg, WV	—	494	12,902	145	13,541	(4,053)	1/22/2013	2009
Government & Public Services - Paris, TX	2,292	274	5,392	246	5,912	(1,703)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	146	2,086	15	2,247	(699)	1/22/2013	2002
Government & Public Services - Dallas, TX	—	399	9,748	52	10,199	(3,109)	1/22/2013	2011
Government & Public Services - Redding, CA	—	676	20,553	(159)	21,070	(6,464)	1/22/2013	2003
Government & Public Services - Minneapolis, MN	—	1,046	8,588	—	9,634	(2,689)	1/22/2013	2005
Government & Public Services - Malone, NY	5,134	824	9,485	83	10,392	(3,075)	1/22/2013	2011
Government & Public Services - Sioux City, IA	—	77	4,761	130	4,968	(1,530)	1/22/2013	2011
Government & Public Services - Knoxville, TN	—	761	9,041	248	10,050	(2,904)	1/22/2013	2011
Health Care Equipment & Services - Bedford, TX	34,167	1,608	56,219	—	57,827	(17,602)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	68	811	(30)	849	(259)	1/22/2013	2002
Transportation - Memphis, TN	17,114	3,570	16,601	276	20,447	(5,305)	2/27/2013	1999
Transportation - Columbus, OH	16,014	—	19,637	—	19,637	(5,915)	6/19/2013	2012
Vacant - Deerfield, IL	—	4,093	11,511	(9,362)	6,242	(164)	8/27/2013	1984
Vacant - Deerfield, IL	—	4,262	11,988	(9,750)	6,500	(171)	8/27/2013	1984
Vacant - Deerfield, IL	—	4,082	11,484	(9,340)	6,226	(164)	8/27/2013	1984
Vacant - Deerfield, IL	—	4,089	11,503	(9,355)	6,237	(164)	8/27/2013	1984
Vacant - Deerfield, IL	—	2,586	7,275	(5,917)	3,944	(104)	8/27/2013	1976
Vacant - Deerfield, IL	—	3,181	8,947	(7,277)	4,851	(127)	8/27/2013	1976
Capital Goods - Cedar Rapids, IA	7,000	1,000	12,981	—	13,981	(3,786)	10/10/2013	2013
Consumer Durables & Apparel - Providence, RI	—	2,550	21,779	—	24,329	(6,204)	1/31/2014	1985
Materials - East Windsor, NJ	10,391	240	13,446	67	13,753	(3,733)	4/30/2014	2008
Media & Entertainment - East Syracuse, NY	11,002	880	15,817	—	16,697	(4,387)	4/30/2014	2000
Government & Public Services - Cocoa, FL	—	450	949	74	1,473	(68)	11/1/2021	2009
Government & Public Services - Grangeville, ID	—	1,385	3,436	186	5,007	(313)	11/1/2021	2007
Government & Public Services - Fort Worth, TX	—	572	3,985	32	4,589	(259)	11/1/2021	2010
Government & Public Services - Plattsburgh, NY	—	1,136	2,486	99	3,721	(186)	11/1/2021	2008
Financial Institutions - Warwick, RI	—	1,358	3,982	(567)	4,773	(29)	11/1/2021	1995

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2023 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2023	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Capital Goods - Longmont, CO	$—	$2,106	$12,543	$396	$15,045	$(820)	11/1/2021	1993
Health Care Equipment & Services - Waukegan, IL	—	636	4,136	1,388	6,160	(266)	11/1/2021	1980
Health Care Equipment & Services - Fresno, CA	—	4,454	17,292	388	22,134	(1,113)	11/1/2021	1984
Telecommunication Services - Richardson, TX	—	1,187	21,037	549	22,773	(1,310)	11/1/2021	1986
Health Care Equipment & Services - San Antonio, TX	—	2,125	15,425	445	17,995	(1,027)	11/1/2021	2008
Energy - Tulsa, OK	—	6,865	34,716	60	41,641	(2,152)	11/1/2021	1995
Vacant - Englewood, CO	—	2,291	2,989	1,133	6,413	(273)	11/1/2021	2011
Consumer Durables & Apparel - Denver, CO	—	5,707	36,047	2,307	44,061	(2,351)	11/1/2021	2001
Vacant - Richardson, TX	—	2,047	12,733	7	14,787	(888)	11/1/2021	2008
Commercial & Professional Services - Lawrence, KS	—	3,576	2,996	—	6,572	(245)	11/1/2021	1997
Vacant - Lawrence, KS	—	3,334	3,449	80	6,863	(283)	11/1/2021	2003
Materials - The Woodlands, TX	—	5,772	14,236	3,324	23,332	(1,123)	11/1/2021	2009
Consumer Durables & Apparel - Englewood, CO	20,537	3,354	14,714	510	18,578	(1,022)	11/1/2021	2009
Vacant - Malvern, PA	—	3,853	25,296	593	29,742	(1,664)	11/1/2021	1999
Media & Entertainment - Milwaukee, WI	—	2,727	18,083	—	20,810	(1,127)	11/1/2021	2001
Telecommunication Services - Nashville, TN	9,291	2,588	9,587	1,030	13,205	(660)	11/1/2021	2002
Commercial & Professional Services - The Woodlands, TX	—	2,550	17,481	826	20,857	(1,165)	11/1/2021	2014
Retailing - Santee, CA	—	—	9,859	734	10,593	(680)	11/1/2021	2003
Materials - Glen Burnie, MD	—	3,095	11,466	1,356	15,917	(827)	11/1/2021	1984
Health Care Equipment & Services - Irving, TX	—	9,267	19,853	196	29,316	(1,270)	11/1/2021	1997
Capital Goods - Tulsa, OK	—	1,904	1,238	—	3,142	(97)	11/1/2021	1982
Government & Public Services - Covington, KY	—	4,087	56,991	3,974	65,052	(3,635)	11/1/2021	2002
Software & Services - Amherst, NY	—	3,561	3,186	—	6,747	(306)	11/1/2021	1986
Commercial & Professional Services - Dublin, OH	—	1,287	4,688	18	5,993	(314)	11/1/2021	1997
Capital Goods - Sterling, VA	29,094	10,515	25,393	—	35,908	(1,673)	11/1/2021	2011
Capital Goods - Malvern, PA	11,552	2,607	10,844	—	13,451	(769)	11/1/2021	2014
Health Care Equipment & Services - Indianapolis, IN	—	1,430	4,386	271	6,087	(313)	11/1/2021	1993
Health Care Equipment & Services - Plano, TX	—	9,834	35,893	1,476	47,203	(2,403)	11/1/2021	2009
Capital Goods - Blair, NE	—	558	1,210	—	1,768	(101)	11/1/2021	2009
Vacant - Oklahoma City, OK	—	3,393	22,998	—	26,391	(1,518)	11/1/2021	2009
Software & Services - Lincoln, NE	—	—	6,587	175	6,762	(505)	11/1/2021	2009
Insurance - Buffalo, NY	—	4,710	36,740	—	41,450	(2,326)	11/1/2021	2007
Insurance - Urbana, MD	23,165	4,028	19,888	—	23,916	(1,317)	11/1/2021	2011
Health Care Equipment & Services - Nashville, TN	—	1,165	11,749	106	13,020	(774)	11/1/2021	2010
Retailing - Kennesaw, GA	11,430	—	11,141	86	11,227	(816)	11/1/2021	2012
Capital Goods - Duluth, GA	14,669	3,684	14,786	—	18,470	(975)	11/1/2021	1999

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2023 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2023	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant - Parsippany, NJ	$—	$9,537	$9,174	$—	$18,711	$(719)	11/1/2021	2009
Software & Services - Bedford, MA	—	22,381	26,029	4	48,414	(1,889)	11/1/2021	2001
Financial Institutions - Hopewell, NJ	92,663	19,325	57,846	1,897	79,068	(3,726)	11/1/2021	2001
Health Care Equipment & Services - Phoenix, AZ	26,099	4,786	21,346	844	26,976	(1,490)	11/1/2021	2012
	$355,000	$236,394	$1,121,158	$(37,156)	$1,320,396	$(158,791)
____________________________________
(1)Initial costs exclude subsequent impairment charges.
(2)Consists of capital expenditures and real estate development costs, net of condemnations, easements, impairment charges and other adjustments.
(3)Gross intangible lease assets of $333.7 million and the associated accumulated amortization of $207.3 million are not reflected in the table above.
(4)The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2023 was approximately $1.9 billion.
(5)Depreciation is computed using the straight-line method over the estimated useful lives of up to 35 years for buildings and five to 20 years for building fixtures and improvements.

ORION OFFICE REIT INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023 (in thousands)
The following is a reconciliation of the gross real estate activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$1,366,625	$1,481,745	$634,019
Additions:
Acquisitions/improvements	17,476	13,203	927,001
Deductions/Other
Sold or disposed of	(7,173)	(18,548)	(657)
Impairments	(41,467)	(87,834)	(77,636)
Reclassified to real estate assets held for sale, net	(15,065)	(21,941)	—
Other	—	—	(982)
Balance, end of year	$1,320,396	$1,366,625	$1,481,745
The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$133,379	$128,109	$136,143
Additions:
Depreciation expense	34,037	35,855	20,805
Deductions/Other
Sold or disposed of	—	(169)	(657)
Impairments	(8,625)	(21,757)	(27,947)
Reclassified to real estate assets held for sale, net	—	(8,659)	—
Other	—	—	(235)
Balance, end of year	$158,791	$133,379	$128,109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Orion Office REIT Inc.
Opinion on the Financial Statements
We have audited the accompanying combined and consolidated statements of operations, equity and cash flows, for the ten months ended October 31, 2021, and the related notes, of VEREIT Office Assets (the "Company"), as described in Note 1 to the combined and consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the ten months ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
March 24, 2022

We have served as the Company’s auditor since 2021.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

Ten Months Ended
October 31, 2021
Rental revenue (including reimbursable)	$134,740
Fee income from unconsolidated joint venture	654
Total revenues	135,394
Operating expenses:
Property operating (including reimbursable)	36,173
General and administrative	5,602
Depreciation and amortization	48,938
Impairments	28,064
Total operating expenses	118,777
Other (expenses) income:
Other income, net	152
Interest expense	(5,961)
Loss on extinguishment of debt, net	(5,294)
Equity in income of unconsolidated joint venture	697
Total other expenses, net	(10,406)
Income before taxes	6,211
Provision for income taxes	(520)
Net income	5,691
Net loss attributable to non-controlling interest	62
Net income attributable to VEREIT Office Assets	$5,753

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

Total Equity
Balance, December 31, 2020	$1,161,434
Contributions, net	145,169
Net income	5,691
Balance, October 31, 2021	$1,312,294

The accompanying notes are an integral part of this statement.

VEREIT OFFICE ASSETS
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Ten Months Ended
October 31, 2021
Cash flows from operating activities:
Net income	$5,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,894
Impairments	28,064
Loss on extinguishment of debt, net	5,294
Equity in income of unconsolidated joint venture	(697)
Distributions from unconsolidated joint venture	697
Changes in assets and liabilities:
Rents and tenant receivables, operating lease right-of-use and other assets, net	803
Accounts payable and accrued expenses	(4,860)
Deferred rent, operating lease and other liabilities	(156)
Net cash provided by operating activities	83,730
Cash flows from investing activities:
Capital expenditures and leasing costs	(8,019)
Real estate developments	(259)
Investments in unconsolidated joint venture	(2,180)
Return of investment from unconsolidated joint venture	1,147
Proceeds from the settlement of property-related insurance claims	70
Net cash (used in) provided by investing activities	(9,241)
Cash flows from financing activities:
Payments on mortgage notes payable	(223,064)
Net contributions from (distributions to) parent	145,169
Net cash used in financing activities	(77,895)
Net change in cash and cash equivalents and restricted cash	(3,406)

Cash and cash equivalents and restricted cash, beginning of period	3,414
Cash and cash equivalents and restricted cash, end of period	$8

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at the beginning of period	$400
Restricted cash at the beginning of the period	3,014
Cash and cash equivalents and restricted cash at the beginning of the period	$3,414

Cash and cash equivalents at the end of the period	$—
Restricted cash at the end of the period	8
Cash and cash equivalents and restricted cash at the end of the period	$8

Supplemental disclosures:
Cash paid for interest	$6,521
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$(2,033)

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
Summary of Significant Accounting Policies
Principles of Combination and Basis of Accounting and Presentation
The accompanying combined and consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of VEREIT Office Assets on a combined and consolidated basis as the ownership interests were under common control and ownership of VEREIT, including a consolidated joint venture. Any applicable intercompany accounts and transactions have been eliminated in consolidation and combination. The portion of the consolidated joint venture not previously owned by VEREIT, is presented as non-controlling interest in VEREIT Office Assets’ combined and consolidated statement of operations. The results of operations for the ten months ended October 31, 2021 are not necessarily indicative of the results for the entire year.
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
These combined and consolidated financial statements were derived from the books and records of VEREIT and were carved out from VEREIT at a carrying value reflective of historical cost in such VEREIT records. VEREIT Office Assets’ historical financial results reflect charges for certain corporate costs and we believe such charges are reasonable. Costs of the services that were charged to VEREIT Office Assets were based on either actual costs incurred or a proportion of costs estimated to be applicable to this entity, based on VEREIT Office Assets’ pro rata share of VEREIT’s annualized rental income. Annualized rental income is rental revenue on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any adjustments to rental income due to changes in the collectability assessment, contingent rent, such as percentage rent, and operating expense reimbursements. The historical combined and consolidated financial information presented may therefore not be indicative of the results of operations or cash flows that would have been obtained if there had been an independent, stand-alone public company during the periods presented or of the Company’s future performance as an independent, stand-alone company.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Investment in Unconsolidated Joint Venture
During the ten months ended October 31, 2021, VEREIT Office Assets owned a 20% ownership interest in an unconsolidated joint venture, the Arch Street Joint Venture, that owned five properties.
VEREIT Office Assets accounted for its investment in the Arch Street Joint Venture using the equity method of accounting as VEREIT Office Assets had the ability to exercise significant influence, but not control, over operating and financing policies of the joint venture. VEREIT Office Assets recorded its proportionate share of net income (loss) from the Arch Street Joint Venture in equity in income of unconsolidated joint venture in the combined and consolidated statement of operations.
VEREIT Office Assets was required to determine whether an event or change in circumstances had occurred that may have had a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance had occurred, VEREIT Office Assets’ management was required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeded its fair value. An

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
impairment charge was recorded when an impairment was deemed to be other-than-temporary. To determine whether an impairment was other-than-temporary, VEREIT Office Assets’ management considered whether it had the ability and intent to hold the investment until the carrying value was fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment required VEREIT Office Assets’ management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could have resulted in different conclusions. No impairments of the investment in the Arch Street Joint Venture were identified during the ten months ended October 31, 2021.
Goodwill Impairment
VEREIT evaluated goodwill for impairment annually or more frequently when an event occurred or circumstances changed that indicated the carrying value may not be recoverable. To determine whether it was necessary to perform a quantitative goodwill impairment test, VEREIT first assessed qualitative factors, including macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit would be sold or sustained decrease in VEREIT’s stock price on either an absolute basis or relative to peers. If VEREIT believed, as a result of its qualitative assessment, that it was more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit was less than its carrying value, the quantitative impairment test was required. Otherwise, no quantitative testing was required. If VEREIT determined, as a result of the qualitative assessment, that it was more-likely-than-not that the fair value was less than the carrying value, the provisions of guidance required that the fair value be compared to the carrying value. Goodwill was considered impaired if the carrying value exceeds the fair value. No impairments of VEREIT’s goodwill were recorded during the ten months ended October 31, 2021. The results of the VEREIT impairment tests carried over to VEREIT Office Assets, therefore no impairments were recorded in the accompanying combined and consolidated statement of operations.
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
During the year ended December 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The global and domestic response to the COVID-19 outbreak continued to evolve during the ten months ended October 31, 2021. Federal, state, and local authorities responded in a variety of ways, including temporary closure of or imposed limitations on the operations of certain non-essential businesses. Since the COVID-19 outbreak began, each of VEREIT Office Assets’ tenants almost entirely continued to meet its payment obligations under its respective lease. In consideration of each tenant’s payment history, among other factors, there were no changes in the collectability assessment for any of VEREIT Office Assets’ operating leases. Though the COVID-19 outbreak did not have a material impact on VEREIT Office Assets’ results of operations, cash flows or financial condition for the ten months ended October 31, 2021, it could negatively impact tenant operations at VEREIT Office Assets’ properties in the future, which could result in a material impact to VEREIT Office Assets’ future results of operations, cash flows and financial condition.
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

VEREIT OFFICE ASSETS
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
During the ten months ended October 31, 2021, VEREIT Office Assets recognized state and local income and franchise tax expense of approximately $0.5 million. Amounts were included in provision for income taxes in the accompanying combined and consolidated statement of operations.
VEREIT Office Assets had no unrecognized tax benefits as of or during the ten months ended October 31, 2021. Any interest and penalties related to unrecognized tax benefits were recognized in provision for income taxes in the accompanying combined and consolidated statement of operations. As of October 31, 2021, VEREIT Office Assets had no material uncertain income tax positions.
Note 2 – Real Estate Investments and Related Intangibles
Property Dispositions
There were no properties disposed by VEREIT Office Assets during the ten months ended October 31, 2021.
Intangible Lease Assets and Liabilities
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $29,000 for the ten months ended October 31, 2021. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $13.0 million for the ten months ended October 31, 2021.
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
Consolidated Joint Venture
VEREIT Office Assets had an interest in one consolidated joint venture that owned one property as of October 31, 2021. The property was secured by a mortgage note payable, which was non-recourse to VEREIT Office Assets. During the ten months ended October 31, 2021, VEREIT, on behalf of VEREIT Office Assets, repaid the balance of the mortgage note in full and there were no amounts outstanding as of October 31, 2021. The joint venture partner was the managing member of the joint venture. However, in accordance with the joint venture agreement, VEREIT Office Assets had the ability to control operating and financing policies of the consolidated joint venture and the joint venture partner was required to obtain VEREIT Office Assets’ approval for any major transactions. VEREIT Office Assets and the joint venture partner were subject to the provisions of the joint venture agreement, which included provisions for when additional contributions may be required to fund certain cash shortfalls.
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
Note 3 – Commitments and Contingencies
Litigation
VEREIT Office Assets was party to various legal proceedings which it believed are routine in nature and incidental to the operation of its business. VEREIT Office Assets did not believe that any of these outstanding claims against it were expected to have a material adverse effect upon its consolidated results of operations.
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
The components of rental revenue from VEREIT Office Assets’ operating leases were as follows (in thousands):

Ten Months Ended October 31,
2021
Fixed:
Cash rent	$109,582
Straight-line rent	(4,889)
Lease intangible amortization	(29)
Property operating cost reimbursements	3,270
Total fixed	107,934

Variable (1)	26,806
Total rental revenue	$134,740
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
Operating lease costs for the ten months ended October 31, 2021 were $0.2 million. No cash paid for operating lease liabilities was capitalized.
The following table reflects the maturity analysis of payments due from VEREIT Office Assets over the next five years and thereafter for ground lease obligations as of October 31, 2021 (in thousands).

Future Minimum Lease Payments
November 1, 2021 - December 31, 2021	$55
2022	329
2023	329
2024	329
2025	329
2026	329
Thereafter	10,062
Total	11,762
Less: imputed interest	6,403
Total	$5,359
Note 5 – Subsequent Events
VEREIT Office Assets evaluated subsequent events and no items have come to the attention of management that require recognition or disclosure, except as set forth below.
On November 1, 2021, the Mergers were completed. Following the Merger Effective Time, the Separation was completed. On November 12, 2021, following the Separation, the Distribution was completed.