Form 10-Q
period 2024-03-31
Orion Office REIT Inc.
filed 2024-05-08
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,869,819 shares of common stock of Orion Office REIT Inc. outstanding as of May 3, 2024.

ORION OFFICE REIT INC.
For the quarterly period ended March 31, 2024

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate investments, at cost:
Land	$223,439	$223,264
Buildings, fixtures and improvements	1,081,788	1,097,132
Total real estate investments, at cost	1,305,227	1,320,396
Less: accumulated depreciation	165,490	158,791
Total real estate investments, net	1,139,737	1,161,605
Accounts receivable, net	24,942	24,663
Intangible lease assets, net	110,145	126,364
Cash and cash equivalents	23,618	22,473
Other assets, net	87,077	88,828
Total assets	$1,385,519	$1,423,933

LIABILITIES AND EQUITY
Mortgages payable, net	$353,028	$352,856
Credit facility revolver	116,000	116,000
Accounts payable and accrued expenses	23,732	30,479
Below-market lease liabilities, net	6,753	8,074
Distributions payable	5,587	5,578
Other liabilities, net	24,468	23,943
Total liabilities	529,568	536,930

Common stock, $0.001 par value, 100,000,000 shares authorized 55,869,819 and 55,783,548 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	56	56
Additional paid-in capital	1,145,264	1,144,636
Accumulated other comprehensive loss	(45)	(264)
Accumulated deficit	(290,710)	(258,805)
Total stockholders’ equity	854,565	885,623
Non-controlling interest	1,386	1,380
Total equity	855,951	887,003
Total liabilities and equity	$1,385,519	$1,423,933

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Rental	$46,995	$49,990
Fee income from unconsolidated joint venture	202	200
Total revenues	47,197	50,190
Operating expenses:
Property operating	15,999	15,344
General and administrative	4,949	4,309
Depreciation and amortization	24,504	28,166
Impairments	19,685	3,754
Transaction related	110	105
Total operating expenses	65,247	51,678
Other (expenses) income:
Interest expense, net	(8,146)	(7,139)
Other income, net	163	36
Equity in loss of unconsolidated joint venture, net	(116)	(123)
Total other (expenses) income, net	(8,099)	(7,226)
Loss before taxes	(26,149)	(8,714)
Provision for income taxes	(77)	(160)
Net loss	(26,226)	(8,874)
Net income attributable to non-controlling interest	(6)	(11)
Net loss attributable to common stockholders	$(26,232)	$(8,885)

Weighted-average shares outstanding - basic and diluted	55,803	56,642
Basic and diluted net loss per share attributable to common stockholders	$(0.47)	$(0.16)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(26,226)	$(8,874)
Total other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	219	(72)
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(1,696)
Total other comprehensive income (loss)	219	(1,768)

Total comprehensive loss	(26,007)	(10,642)
Comprehensive income attributable to non-controlling interest	(6)	(11)
Total comprehensive loss attributable to common stockholders	$(26,013)	$(10,653)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$885,623	$1,380	$887,003
Net (loss) income	—	—	—	—	(26,232)	(26,232)	6	(26,226)
Distributions	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Repurchases of common stock to settle tax obligations	(46,598)	—	(162)	—	—	(162)	—	(162)
Equity-based compensation, net	132,869	—	790	—	—	790	—	790
Other comprehensive income, net	—	—	—	219	—	219	—	219
Balance, March 31, 2024	55,869,819	$56	$1,145,264	$(45)	$(290,710)	$854,565	$1,386	$855,951

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net (loss) income	—	—	—	—	(8,885)	(8,885)	11	(8,874)
Distributions	—	—	—	—	(5,721)	(5,721)	—	(5,721)
Repurchases of common stock to settle tax obligations	(12,728)	—	(74)	—	—	(74)	—	(74)
Equity-based compensation, net	37,615	—	526	—	—	526	—	526
Other comprehensive income, net	—	—	—	(1,768)	—	(1,768)	—	(1,768)
Balance, March 31, 2023	56,663,927	$57	$1,147,466	$4,540	$(193,516)	$958,547	$1,400	$959,947

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,226)	$(8,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,504	28,166
Non-cash revenue adjustments, net	(808)	(2,656)
Impairments	19,685	3,754
Amortization of deferred financing costs	924	1,048
Equity-based compensation	790	526
Equity in loss of unconsolidated joint venture, net	116	123
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(2,970)	(4,308)
Accounts payable, accrued expenses and other liabilities, net	(4,993)	(6,338)
Net cash provided by operating activities	11,022	11,441
Cash flows from investing activities:
Capital expenditures and leasing costs	(4,412)	(3,138)
Return of investment from unconsolidated joint venture	461	421
Principal repayments received on notes receivable	200	—
Proceeds from the settlement of property-related insurance claims	—	250
Net cash used in investing activities	(3,751)	(2,467)
Cash flows from financing activities:
Payments of deferred financing costs	—	(40)
Repurchases of common stock to settle tax obligations	(162)	(74)
Payments of deferred equity offering costs	—	(10)
Distributions paid	(5,579)	(5,664)
Other financing activities	(85)	(56)
Net cash used in financing activities	(5,826)	(5,844)
Net change in cash and cash equivalents and restricted cash	1,445	3,130

Cash and cash equivalents and restricted cash, beginning of year	57,198	55,311
Cash and cash equivalents and restricted cash, end of period	$58,643	$58,441

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,473	$20,638
Restricted cash at beginning of year	34,725	34,673
Cash and cash equivalents and restricted cash at beginning of year	$57,198	$55,311

Cash and cash equivalents at end of period	$23,618	$23,755
Restricted cash at end of period	35,025	34,686
Cash and cash equivalents and restricted cash at end of period	$58,643	$58,441

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office buildings, as well as governmental office, medical office, flex/laboratory and R&D and flex/industrial properties.
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
As of March 31, 2024, the Company owned and operated 75 office properties with an aggregate of 8.7 million leasable square feet located in 29 states. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of March 31, 2024, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
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
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.
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
March 31, 2024 (Unaudited)
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2024 and 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. Periodically the Company receives reimbursement for certain end of lease obligations or reimbursements from previous tenants that are recognized on a cash basis or when the amounts are definitively agreed upon. During the three months ended March 31, 2024, the Company recognized $2.7 million of such reimbursements. No such amounts were recognized during the three months ended March 31, 2023.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases and lease incentives. During the three months ended March 31, 2024 and 2023, the Company recognized $1.6 million of lease termination income.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended March 31, 2024 and 2023.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
Restricted Cash
The Company had $35.0 million and $34.7 million in restricted cash as of March 31, 2024 and December 31, 2023, respectively, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280, Segment Reporting). ASU 2023-07 serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures, on both an annual and interim basis, about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of profit or loss, other segment items and a description of its composition by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09 serves to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and information on income taxes paid. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not currently anticipate the guidance under ASU 2023-09 will have a material impact on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2024, the Company acquired for no consideration the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to real estate investments in the Company’s consolidated balance sheet as of March 31, 2024. The Company did not have any other acquisitions during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company had no acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2024 and 2023, the Company had no dispositions. As of March 31, 2024, the Company had no properties classified as held for sale.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	March 31, 2024	December 31, 2023
Intangible lease assets:
In-place leases, net of accumulated amortization of $186,666 and $193,470, respectively	6.8	$88,375	$103,997
Leasing commissions, net of accumulated amortization of $3,451 and $3,033, respectively	12.4	13,772	13,539
Above-market lease assets, net of accumulated amortization of $11,111 and $10,372, respectively	7.4	4,221	5,006
Deferred lease incentives, net of accumulated amortization of $541 and $419, respectively	10.5	3,777	3,822
Total intangible lease assets, net		$110,145	$126,364

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $23,026 and $23,176, respectively	11.9	$6,753	$8,074
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The aggregate amount of amortization of deferred lease incentives included as net decreases to rental revenue were $0.1 million for the three months ended March 31, 2024 and 2023. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $16.0 million and $19.7 million for the three months ended March 31, 2024 and 2023, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029
In-place leases:
Total projected to be included in amortization expense	$33,762	$21,627	$15,247	$7,337	$4,592	$1,872
Leasing commissions:
Total projected to be included in amortization expense	$1,151	$1,480	$1,476	$1,450	$1,306	$1,125
Above-market lease assets:
Total projected to be deducted from rental revenue	$2,176	$850	$682	$237	$115	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$373	$480	$383	$359	$346	$335
Below-market lease liabilities:
Total projected to be added to rental revenue	$2,465	$1,036	$817	$655	$571	$389

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Three Months Ended
Investment	March 31, 2024		March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Arch Street Joint Venture (2) (3)	20%	6	$12,972	13,549	$(116)	(123)
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
(2)During the three months ended March 31, 2024 and 2023, the Arch Street Joint Venture did not acquire any properties.
(3)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.3 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and is also evaluating alternatives to refinance this obligation. The Company cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the loan. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, the Company’s investment in the Arch Street Joint Venture could be materially adversely affected.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$8,978	$9,008
Straight-line rent receivable, net	15,964	15,655
Total	$24,942	$24,663

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Other assets, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Restricted cash	$35,025	$34,725
Right-of-use assets, net (1)	22,902	26,596
Investment in unconsolidated joint venture	12,972	13,549
Deferred costs, net (2)	6,941	7,693
Notes receivable (3)	3,500	3,700
Prepaid expenses	4,159	1,318
Other assets, net	1,578	1,247
Total	$87,077	$88,828
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended March 31, 2024 and 2023. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.8 million and a below-market right-of-use asset, net of $6.6 million, as of March 31, 2024. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.9 million and a below-market right-of-use asset, net of $6.6 million, as of December 31, 2023.
(2)Amortization expense for deferred costs related to the Revolving Facility was $0.8 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $5.8 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively. Includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock, as of both March 31, 2024 and December 31, 2023.
(3)Notes receivable includes two seller financed promissory notes for two properties sold during the year ended December 31, 2023. These loans have been structured as first mortgage loans on the properties sold with an unsecured recourse guaranty from the buyer principal(s).
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Derivative liabilities	$—	$45	$—	$45

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Derivative liabilities	$—	$264	$—	$264
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $60.0 million as of March 31, 2024 and December 31, 2023 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
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
As part of the Company’s impairment review procedures, net real estate assets representing two and three properties were deemed to be impaired during the three months ended March 31, 2024 and 2023, respectively, resulting in impairment charges of $19.7 million and $3.8 million during the three months ended March 31, 2024 and 2023, respectively. The impairment charges reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds with respect to real estate assets that were expected to be sold as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Number of properties	2	3

Carrying value of impaired properties	$30,060	$28,357
Provisions for impairment	(19,685)	(3,754)
Estimated fair value	$10,375	$24,603
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
For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2024, the fair value measurement for one property was determined based on the sales price under a definitive agreement and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the three months ended March 31, 2024, impairment charges of $19.7 million were recorded for held and used properties and no impairment charges were recorded for held for sale properties.
For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2023, the fair value measurement for all three impaired properties was determined by applying an estimated sales price based on market data. During the three months ended March 31, 2023, impairment charges of $3.8 million were recorded for held and used properties and no impairment charges were recorded for held for sale properties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of March 31, 2024
Assets of properties held and used	$—	$2,100	$8,275	$10,375

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2023
Assets of properties held and used	$—	$—	$5,402	$5,402
____________________________________
(1)The fair value of the level 2 category is derived using negotiated sales prices with third parties and the fair value of the level 3 category is derived using discounted cash flow analysis and management estimates of selling prices.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at March 31, 2024	Fair Value at March 31, 2024	Carrying Value at December 31, 2023	Fair Value at December 31, 2023
Assets:
Notes receivable	3	$2,500	$2,500	$2,500	$2,500

Liabilities (1):
Mortgages payable	2	$355,000	$331,245	$355,000	$334,897
Credit facility revolver	2	116,000	116,000	116,000	116,000
Derivative liabilities	2	45	45	264	264
Total		$471,045	$447,290	$471,264	$451,161
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Notes Receivable – The carrying value of the Company’s long-term promissory note receivable was determined to be at fair value based on management’s estimates of credit spreads and observable market interest rates, representing level 3 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Note 6 – Debt, Net
As of March 31, 2024, the Company had $469.0 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.7 years and a weighted-average effective interest rate for the three months ended March 31, 2024 of 5.88%. The following table summarizes the carrying value of debt as of March 31, 2024 and December 31, 2023, and the debt activity for the three months ended March 31, 2024 (in thousands):

		Three Months Ended March 31, 2024
	Balance as of December 31, 2023	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2024
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,144)	—	—	172	(1,972)
Mortgages payable, net	352,856	—	—	172	353,028

Credit facility revolver	116,000	—	—	—	116,000

Total debt	$468,856	$—	$—	$172	$469,028
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of March 31, 2024 (in thousands):

Total
April 1, 2024 to December 31, 2024	$—
2025	—
2026 (1)	116,000
2027	355,000
Total	$471,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of March 31, 2024, $116.0 million was outstanding under the Revolving Facility.
The Company and Orion OP have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option is subject to customary conditions including there being no default or event of default, such as the failure to satisfy a financial or other covenant, and the payment of an extension fee. The Company’s ability to satisfy these conditions and continue to comply with the terms of the

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Revolving Facility is partially dependent upon the Company having a sufficient level of unencumbered asset value as defined in the Credit Agreement with respect to the Revolving Facility. After giving effect to the third amendment described below, Orion OP expects to be able to satisfy the loan extension conditions and, therefore, intends to elect the option to extend the maturity date of the Revolving Facility until May 12, 2026, during the second quarter of 2024. However, there can be no assurance that the Company will be able to satisfy the extension conditions and continue to comply with the Revolving Facility.
On May 3, 2024, the Company entered into a third amendment to the Credit Agreement which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement and certain other modifications to financial covenants. See Note 15 – Subsequent Events for further information.
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. As of March 31, 2024, the weighted average effective interest rate of the Revolving Facility was 8.66%.
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
Pursuant to the second amendment described above, if the ratio of unsecured debt to unencumbered asset value exceeds 0.35 to 1.00 as of the end of two consecutive fiscal quarters, Orion OP will be required, within 90 days and subject to cure

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
rights, to grant the administrative agent a first priority lien on all the properties included in the pool of unencumbered assets (other than properties identified for disposition by the Company so long as such properties are sold within one year of such identification). Pursuant to the third amendment described above, the minimum unencumbered asset value has been reduced to $500.0 million, from $600.0 million.
As of March 31, 2024, Orion OP was in compliance with the Revolving Facility financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2024, the Company was in compliance with these financial covenants.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The Company’s mortgages payable consisted of the following as of March 31, 2024 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	19	$425,544	$355,000	4.97%	2.9
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2024 and December 31, 2023, the Company had outstanding derivative agreements with an aggregate notional amount of $60.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
The Company was previously party to derivative agreements with an aggregate notional amount of $175.0 million, which were also designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements, which expired on November 12, 2023, comprised interest rate swap agreements which effectively fixed the interest rate on the Company’s borrowings under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) until November 12, 2023.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate collars	Other liabilities, net	$(45)	$(264)
During the three months ended March 31, 2024, the Company recorded net unrealized gains of $0.2 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss. During the three months ended March 31, 2023, the Company recorded unrealized losses of less than $0.1 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three months ended March 31, 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the three months ended March 31, 2023, the Company reclassified previous net gains of $1.7 million from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that no amounts will be reclassified from other comprehensive income to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of March 31, 2024 and December 31, 2023, the Company had no derivatives that were not designated as qualifying hedging relationships.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2024	$—	$(45)	$—	$—	$(45)	$—	$—	$(45)
December 31, 2023	$—	$(264)	$—	$—	$(264)	$—	$—	$(264)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$7,232	$6,107
Cash paid for income taxes, net of refunds	$(23)	$52
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$2,188	$2,434
Distributions declared and unpaid	$5,587	$5,666
Land acquired upon finance lease termination	$3,470	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued real estate and other taxes	$7,444	$11,794
Accrued operating and other	6,822	8,673
Accrued capital expenditures and leasing costs	5,206	6,284
Accounts payable	2,172	1,606
Accrued interest	2,088	2,122
Total	$23,732	$30,479
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These rent concessions and leasing costs could be significant and are expected

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company.
As of March 31, 2024, the Company had the following estimated total outstanding commitments (in thousands):

March 31, 2024 (1)
Tenant improvement allowances	$43,238
Reimbursable landlord work (2)	6,906
Non-reimbursable landlord work (2)	3,787
Leasing commissions	323
Total	$54,254
____________________________________
(1)Outstanding commitments do not include rent concessions as such amounts are recorded as a component of straight-line rent receivable, net, in accordance with U.S. GAAP.
(2)Landlord work represents specific improvements agreed to within the lease agreement to be performed by us, as landlord, as a new and non-recurring obligation and in order to induce the tenant to enter into a new lease or lease renewal or extension. Commitments for reimbursable and non-reimbursable landlord work include estimates and are subject to change.
The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. The restricted cash included in the reserve totaled $34.7 million as of March 31, 2024, including $23.6 million for tenant improvement allowances and $11.1 million for rent concessions, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of March 31, 2024, the Company’s operating leases have non-cancelable lease terms ranging from 0.2 years to 15.1 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed:
Cash rental revenue	$31,678	$36,104
Straight-line rental revenue	549	2,684
Lease intangible amortization	414	114
Fixed property operating cost reimbursements	1,446	1,384
Other fixed rental revenue	1,038	150
Total fixed	35,125	40,436
Variable:
Variable property operating cost reimbursements	11,196	8,482
Other variable rental revenue	674	1,072
Total variable	11,870	9,554
Total rental revenue	$46,995	$49,990
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of March 31, 2024 (in thousands).

Future Minimum Base Rent Payments
April 1, 2024 - December 31, 2024	$81,093
2025	77,612
2026	74,207
2027	54,027
2028	42,697
2029	32,422
Thereafter	140,636
Total	$502,694
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of March 31, 2024, the Company’s operating leases had remaining lease terms ranging from 1.7 years to 60.8 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.83% as of March 31, 2024. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended March 31, 2024 and 2023. No cash paid for operating lease liabilities was capitalized for the three months ended March 31, 2024 and 2023.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of March 31, 2024 (in thousands).

Future Minimum Lease Payments
April 1, 2024 - December 31, 2024	$876
2025	1,184
2026	778
2027	752
2028	761
2029	473
Thereafter	12,044
Total	16,868
Less: imputed interest	5,866
Total	$11,002
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
Dividends
During the three months ended March 31, 2024 and 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
On May 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2024, payable on July 15, 2024, to stockholders of record as of June 28, 2024.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
after issuance and (b) if the Arch Street Joint Venture is terminated, the later of the termination of the Arch Street Joint Venture and seven years after issuance.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
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
During the three months ended March 31, 2024 and 2023, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of March 31, 2024, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.5 million, respectively. As of March 31, 2024, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $6.1 million, with an aggregate weighted-average remaining term of 2.2 years.
The Company is also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and the Distribution. Equity-based compensation expense for the three months ended March 31, 2024 and 2023, related to such Realty Income equity-based compensation awards, was less than $0.1 million. As of March 31, 2024, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
Note 14 - Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(26,226)	$(8,874)
Income attributable to non-controlling interest	(6)	(11)
Net loss available to common stockholders used in basic and diluted net loss per share	(26,232)	(8,885)

Weighted average shares of common stock outstanding - basic	55,803	56,642
Effect of dilutive securities (1)	—	—
Weighted average shares of common stock - diluted	55,803	56,642

Basic and diluted net loss per share attributable to common stockholders	$(0.47)	$(0.16)
____________________________________
(1)As of March 31, 2024 and 2023, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were anti-dilutive.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average unvested Time-Based RSUs (1)	55	18
Weighted average stock warrants	1,120	1,120
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Amendment to Revolving Credit Agreement
On May 3, 2024, the Company, as parent, and Orion OP, as borrower, entered into a third amendment (the “Third Amendment”) to their Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.
Under the terms of the Third Amendment, Orion OP and the lenders agreed to reduce the borrowing capacity of the Company’s Revolving Facility to $350.0 million, from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that must be maintained by the Company to $500.0 million, from $600.0 million.
Distributions
On May 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2024, payable on July 15, 2024, to stockholders of record as of June 28, 2024.
Leasing Activity
During April 2024, the United States Government exercised a four-year renewal option for 413,000 square feet at the Company’s property in Covington, Kentucky. Additionally, the Company entered into a 2.3-year lease for 1,000 square feet at one of its properties in The Woodlands, Texas.

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
•the risk of tenants defaulting on their lease obligations, which is heightened due to our focus on single-tenant properties;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of March 31, 2024, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
Overview
Orion is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office buildings, as well as governmental office, medical office, flex/laboratory and R&D and flex/industrial properties.
As of March 31, 2024, we owned and operated 75 office properties with an aggregate of 8.7 million leasable square feet located in 29 states with an occupancy rate of 75.3% and a weighted-average remaining lease term of 4.0 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.9 million leasable square feet with an occupancy rate of 75.8%, or 83.2% adjusted for properties that are currently under agreements to be sold, and a weighted-average remaining lease term of 4.1 years as of March 31, 2024.
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

Factors That May Influence Our Operating Results and Financial Condition
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels, which will depend upon our ability to re-lease expiring space at favorable rates (see “Economic Environment and Tenant Retention” below). In addition, we have agreed to provide rent concessions to tenants and incur leasing costs with respect to our properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions, and we anticipate we will continue to do so in future periods (see “Leasing Activity and Capital Expenditures” below).
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 22.7% and 13.2% of our annualized base rent are scheduled to expire in 2024 and 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us.
Our leasing and asset disposition activity since the completion of our distribution from Realty Income continues to be adversely impacted by a variety of market and property specific conditions. Since the onset of the COVID-19 pandemic, the office leasing market has experienced significantly reduced demand for space and changes in space usage as tenants seek to attract employees back to the office, in newer, renovated buildings with more amenities. As of March 31, 2024, 59.3%, 35.0% and 5.7% of our office buildings by square feet were classified as class A, class B and class C, respectively, as determined by the most recent appraisals of the properties. In the current office environment, class B and class C buildings generally have been experiencing reduced demand and lease or sell at discounts to class A buildings and our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our building to the value of newer space with more amenities asking higher rent in other buildings in the market. The class of buildings we own may be negatively impacting our leasing velocity and pushing our leasing costs higher, and has negatively impacted our sales price on non-core asset dispositions.
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend or refinance our debt obligations as they come due. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and likely increase our cost of, capital as we seek to extend or refinance our debts. We intend to exercise our extension option to extend the maturity date our Revolving Facility until May 12, 2026, and upon doing so, our nearest debt maturity are the non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024 which are scheduled to mature on November 27, 2024. The Arch Street Joint Venture has two successive one-year options to extend the maturity date until November 27, 2026, however, the extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and is also evaluating alternatives to refinance this obligation. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the loan. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
Property Acquisitions and Dispositions
As part of our business strategy, we may acquire properties if market conditions permit and we are presented with an attractive opportunity to do so. Our ability to execute on asset acquisition activity will be highly dependent upon favorable market conditions, including attractive yields on properties and access to requisite financing. We cannot provide any assurance as to whether we will be able to acquire assets on favorable terms and in a timely manner, or at all.
One of our main asset management strategies since the completion of our distribution from Realty Income has been to sell vacant and identified non-core assets that do not fit our long-term investment objectives. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. We expect to continue this non-core asset disposition strategy in 2024. We cannot provide any assurance as to whether we will be able to sell non-core assets on favorable terms and in a timely manner, or at all.
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
Basis of Presentation
For the three months ended March 31, 2024 and 2023, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.
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
Significant Transactions Summary
Activity through March 31, 2024
Real Estate Operations
•During the three months ended March 31, 2024, we completed approximately 0.1 million square feet of lease renewals and new leases across four different properties, including a new lease with the United States Government for approximately 86,000 square feet at our property in Lincoln, Nebraska. The United States Government will be backfilling vacant space and is expected to take occupancy in the third quarter of 2025, following landlord’s build-out of the United States Government premises, at which time the Lincoln, Nebraska property will be fully leased to two tenants. During April 2024, the United States Government exercised a 4.0-year renewal option for approximately 413,000 square feet at our property in Covington, Kentucky. Additionally, we entered into a 2.3-year lease for approximately 1,000 square feet at one our properties in The Woodlands, Texas.
•During the three months ended March 31, 2024, three leases expired consisting of 424,000 square feet. As of March 31, 2024, we had a total of 14 fully vacant properties, seven of which had pending agreements for sale. Also during the three months ended March 31, 2024, we modified one lease to take back approximately 16,000 square feet of space at the Company’s property in Lincoln, Nebraska, and the tenant vacated the space on April 1, 2024. Substantially all of this vacant space will be backfilled by the United States Government as part of their new lease at the Lincoln, Nebraska property described above.

Debt
•On May 3, 2024, we entered into an amendment to the Credit Agreement (the “Third Amendment”), pursuant to which we have rightsized the revolver to $350.0 million through a $75.0 million-capacity reduction. See “Part II, Item 5. Other Information” for more details about the Third Amendment.
•As of March 31, 2024 and after giving effect to the Third Amendment to the Revolving Facility described above, we had $234.0 million of borrowing capacity under the Revolving Facility and $116.0 million of outstanding borrowings thereunder. Our interest rate collar agreements with an aggregate notional amount of $60.0 million remain in effect until May 12, 2025.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first quarter of 2024 which was paid on April 15, 2024. On May 7, 2024 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2024, payable on July 15, 2024, to stockholders of record as of June 28, 2024.
Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of March 31, 2024 and December 31, 2023, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	March 31, 2024	December 31, 2023
Portfolio Metrics
Operating properties	75	75
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1)	8,874	8,884
Annualized base rent (in thousands)	$132,794	$141,293
Occupancy rate (2)	75.8%	80.4%
Investment-grade tenants (3)	70.1%	70.6%
Weighted-average remaining lease term (in years)	4.1	4.0
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of leased square feet divided by rentable square feet. The occupancy rate as of March 31, 2024 equals 83.2% adjusted for properties that are currently under agreements to be sold.
(3)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of March 31, 2024. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Three Months Ended March 31,
	2024	2023
Financial Metrics
Total revenues	$47,197	$50,190
Net loss attributable to common stockholders	$(26,232)	$(8,885)
Basic and diluted net loss per share attributable to common stockholders	$(0.47)	$(0.16)
FFO attributable to common stockholders (1)	$18,389	$23,473
FFO attributable to common stockholders per diluted share (1)	$0.33	$0.41

Core FFO attributable to common stockholders (1)	$20,365	$25,283
Core FFO attributable to common stockholders per diluted share (1)	$0.36	$0.45
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 4.1 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
As an owner of commercial real estate, we are required to make capital expenditures with respect to our portfolio, which include normal building improvements to replace obsolete building components and expenditures to extend the useful life of existing assets and lease related expenditures to retain existing tenants or attract new tenants to our properties. We have agreed to provide rent concessions to tenants and incur leasing costs with respect to our properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. We anticipate that we will continue to agree to tenant improvement allowances, the amount of which may increase in future periods. These rent concessions and leasing costs could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by us.

As of March 31, 2024, we had the following estimated total outstanding rent concessions and leasing costs (in thousands, except per square foot amounts).

	Outstanding Amount	Related Square Footage (1)	Outstanding Amount Per Square Foot
Rent concessions (2)	$12,088	711	$17.00
Tenant improvement allowances	43,238	1,480	29.21
Reimbursable landlord work (3)	6,906	128	53.95
Non-reimbursable landlord work (3)	3,787	427	8.87
Leasing commissions	323	170	1.90
Total	$66,342	1,885	$35.19
____________________________________
(1)Certain leases may contain more than one of the above rent concessions and leasing costs. The total square footage associated with our outstanding rent concessions and leasing costs excludes any duplicate square footage for the purpose of calculating the total outstanding amount per square foot.
(2)Rent concessions include free rent for future periods under our leases where the lease term has commenced and include estimates of property operating expenses, where applicable.
(3)Landlord work represents specific improvements agreed to within the lease agreement to be performed by us, as landlord, as a new non-recurring obligation and in order to induce the tenant to enter into a new lease or lease renewal or extension. Outstanding reimbursable and non-reimbursable landlord work amounts include estimates and are subject to change.
The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of our cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. We estimate that the foregoing rent concessions and leasing costs will be funded between 2024 and 2039.
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. The restricted cash included in this reserve totaled $34.7 million as of March 31, 2024, including $23.6 million for tenant improvement allowances and $11.1 million for rent concessions, and is included in other assets, net in our consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended March 31, 2024
	New Leases	Renewals	Total
Number of leases	2	3	5
Rentable square feet leased	92	16	108
Weighted average rental rate change (cash basis) (1) (2)	N/A	32.6%	32.6%
Tenant rent concessions and leasing costs (3)	$8,432	$688	$9,120
Tenant rent concessions and leasing costs per rentable square foot (4)	$91.46	$43.33	$84.39
Weighted average lease term (by rentable square feet) (years) (5)	7.2	10.8	7.7
Tenant rent concessions and leasing costs per rentable square foot per year	$12.68	$4.01	$10.91

	Three Months Ended March 31, 2023
	New Leases	Renewals	Total
Number of leases	2	2	4
Rentable square feet leased	15	68	83
Weighted average rental rate change (cash basis) (1) (2)	(20.3)%	26.9%	19.7%
Tenant rent concessions and leasing costs (3)	$756	$984	$1,740
Tenant rent concessions and leasing costs per rentable square foot (4)	$50.38	$14.68	$21.21
Weighted average lease term (by rentable square feet) (years) (5)	8.8	14.3	13.3
Tenant rent concessions and leasing costs per rentable square foot per year	$5.72	$1.03	$1.60
____________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. Contractually obligated reimbursements include estimated amortization of certain landlord funded improvements under our United States Government leases. If a space has been vacant for more than 12 months prior to the execution of a new lease or was previously otherwise not generating full cash rental revenue, the lease will be excluded from the rental rate change calculation.
(2)Excludes two new leases for approximately 92,000 square feet of space for the three months ended March 31, 2024 and one new lease for approximately 4,000 square feet of space for the three months ended March 31, 2023, that had been vacant for more than 12 months at the time the new lease was executed.
(3)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes.
(4)Includes reimbursable landlord funded improvements of $51.89 per rentable square foot for new leases, $17.09 per rentable square foot for renewals, and $46.77 per rentable square foot in total for the three months ended March 31, 2024. There were no reimbursable landlord funded improvements included in the tenant rent concessions and leasing costs for the three months ended March 31, 2023.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the three months ended March 31, 2024 and 2023 would be 14.2 years and 17.1 years, respectively, if such non-firm terms were included.
During the three months ended March 31, 2024, three leases across two properties expired consisting of 424,000 square feet. Subsequent to March 31, 2024, we entered into a contract to sell one of the properties comprising approximately 96,000 square feet and expect that sale to close in the second quarter of 2024. We currently intend to re-tenant the other property comprising approximately 328,000 square feet over time. For the property we intend to re-let, the base rent per square foot under the lease at expiration was approximately $22.00 per square foot, and our estimate of market rent at this property is $25.00 to $28.00 per square foot. Our market rent estimates are based on a variety of assumptions and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.

During the three months ended March 31, 2024 and 2023, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease related costs (1)	$651	$884
Lease incentives (2)	77	—
Building, fixtures and improvements (3)	2,717	2,454
Total capital expenditures	$3,445	$3,338
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three months ended March 31, 2024 and 2023.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Rental	$46,995	$49,990	$(2,995)
Fee income from unconsolidated joint venture	202	200	2
Total revenues	$47,197	$50,190	$(2,993)
Rental
The decrease in rental revenue of $3.0 million during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the impact from a decrease in our overall occupied square footage due to scheduled vacancies of $4.0 million and the impact from property dispositions of $2.0 million. Our portfolio occupancy rate was 75.3% and we had 75 properties with an aggregate of 8.7 million leasable square feet as of March 31, 2024, as compared to a portfolio occupancy rate of 87.2% and 81 properties with an aggregate of 9.5 million leasable square feet as of March 31, 2023. The decrease in revenues was partially offset by $2.7 million of reimbursements from previous tenants for certain end of lease obligations during the three months ended March 31, 2024.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million during the three months ended March 31, 2024 as compared to the same period in 2023.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Property operating	15,999	15,344	655
General and administrative	4,949	4,309	640
Depreciation and amortization	24,504	28,166	(3,662)
Impairments	19,685	3,754	15,931
Transaction related	110	105	5
Total operating expenses	$65,247	$51,678	$13,569
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained relatively consistent at $16.0 million and $15.3 million during the three months ended March 31, 2024 and 2023, respectively, which is primarily the net result of increases due to timing of certain operating expenses of $1.5 million and from additional property vacancies which resulted in the recognition of certain operating expenses which were previously paid directly by the tenant such as property taxes of $0.9 million, offset by decreases in expenses resulting from property dispositions of $1.8 million.
General and administrative expenses
General and administrative expenses increased $0.6 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased stock compensation expense for additional equity award issuances of $0.3 million and timing of corporate expenses of $0.3 million during the three months ended March 31, 2024.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $3.7 million during the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early terminations.
Impairments
Impairments increased $15.9 million during the three months ended March 31, 2024 as compared to the same period in 2023. The impairment charges of $19.7 million in the three months ended March 31, 2024, include a total of two properties and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $3.8 million with respect to three properties were recorded during the same period in 2023. See Note 5 - Fair Value Measures for further information.
Transaction related expenses
Transaction related expense remained relatively consistent at $0.1 million during the three months ended March 31, 2024 as compared to the same period in 2023.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Interest expense, net	$(8,146)	$(7,139)	$1,007
Other income, net	$163	$36	$127
Equity in loss of unconsolidated joint venture, net	$(116)	$(123)	$(7)
Provision for income taxes	$(77)	$(160)	$(83)
Interest expense, net
Interest expense, net increased $1.0 million during the three months ended March 31, 2024 as compared to the same period in 2023, which was primarily due to higher interest rates, partially offset by lower outstanding debt during the three months ended March 31, 2024. The Company’s average debt outstanding and weighted-average interest rate on its debt obligations were $471.0 million and 5.88%, respectively for the three months ended March 31, 2024, compared to $530.0 million and 4.38%, respectively, for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2024 included no offsets of reclassified previous gains or losses on interest rate derivatives from accumulated other comprehensive income (loss), compared with $1.7 million reclassified gains during the three months ended March 31, 2023.
Other income, net
Other income, net increased $0.1 million during the three months ended March 31, 2024 as compared to the same period in 2023, which was primarily due to interest income from money market accounts and notes receivable.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three months ended March 31, 2024 as compared to the same period in 2023.
Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained relatively consistent during the three months ended March 31, 2024 as compared to the same period in 2023.
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
Funds From Operations (“FFO”) and Core Funds from Operations (“Core FFO”) Attributable to Orion
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), an industry trade group, has promulgated a supplemental performance measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental performance measure to reflect the operating performance of the Company. FFO is not equivalent to our net income (loss) as determined under U.S. GAAP.
Nareit defines FFO as net income (loss) computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of real estate assets, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our pro rata share of FFO adjustments related to the unconsolidated joint venture. We calculate FFO in accordance with Nareit’s definition described above.

In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses, amortization of deferred financing costs, amortization of deferred lease incentives, net, equity-based compensation, amortization of premiums and discounts on debt, net and gains or losses on extinguishment of swaps and/or debt, and our pro rata share of Core FFO adjustments related to the unconsolidated joint venture.
We believe that FFO and Core FFO allow for a comparison of the performance of our operations with other publicly-traded REITs, as FFO and Core FFO, or a substantially similar measure, are routinely reported by publicly-traded REITs, each adjust for items that we believe do not reflect the ongoing operating performance of our business and we believe are often used by analysts and investors for comparison purposes.
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
The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(26,232)	$(8,885)
Depreciation and amortization of real estate assets	24,472	28,142
Impairment of real estate	19,685	3,754
Proportionate share of adjustments for unconsolidated joint venture	464	462
FFO attributable to common stockholders	$18,389	$23,473
Transaction related	110	105
Amortization of deferred financing costs	924	1,048
Amortization of deferred lease incentives	123	102
Equity-based compensation	790	526
Proportionate share of adjustments for unconsolidated joint venture	29	29
Core FFO attributable to common stockholders	$20,365	$25,283

Weighted-average shares of common stock outstanding - basic	55,803	56,642
Effect of weighted-average dilutive securities (1)	55	18
Weighted-average shares of common stock outstanding - diluted	55,858	56,660

FFO attributable to common stockholders per diluted share	$0.33	$0.41
Core FFO attributable to common stockholders per diluted share	$0.36	$0.45
____________________________________
(1)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three months ended March 31, 2024 and 2023, as the effect would be antidilutive.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions, including acquisitions related to the Arch Street Joint Venture. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of March 31, 2024, we had $23.6 million of cash and cash equivalents and, after giving effect to the third amendment to the Credit Agreement discussed below, $234.0 million of borrowing capacity under the Revolving Facility.
Our Revolving Facility is scheduled to mature in November 2024, and we have the option to extend the maturity an additional 18 months until May 12, 2026. The extension option is subject to customary conditions, including there being no default or event of default, such as the failure to satisfy a financial or other covenant. Our ability to satisfy these conditions and continue to comply with the terms of the Revolving Facility is partially dependent upon us having a sufficient level of unencumbered asset value as defined in the credit agreement with respect to the Revolving Facility. As of March 31, 2024, our unencumbered asset value for this purpose was $773.4 million. On May 3, 2024, we entered into the Third Amendment to the Revolving Facility. Under the terms of the Third Amendment, we and the lenders agreed to reduce the borrowing capacity of the Revolving Facility to $350.0 million, from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that we must maintain to $500.0 million, from $600.0 million. After giving effect to the Third Amendment, our unencumbered asset value as of March 31, 2024 was $863.4 million, and Orion OP expects to be able to satisfy the loan extension conditions and, therefore, intends to elect the option to extend the maturity date of the Revolving Facility until May 12, 2026, during the second quarter of 2024. However, there can be no assurance that we will be able to satisfy the extension conditions and continue to comply with the Revolving Facility.
We do not expect the reduced commitment under the Revolving Facility to adversely impact the execution of our business plan, and the reduced commitment will modestly benefit us by lowering the unused fees we are obligated to pay to the lenders.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024 are also scheduled to mature in November 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and is also evaluating alternatives to refinance this obligation. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the loan. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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

Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of March 31, 2024 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2024	2025	2026	2027
Credit facility revolver (1) (2)	SOFR + 3.35%	May 2026	$116,000	$—	$—	$116,000	$—
Mortgages payable (3)	4.971%	February 2027	355,000	—	—	—	355,000
Total			$471,000	$—	$—	$116,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of March 31, 2024, we had $60.0 million of variable rate debt outstanding under the Revolving Facility which was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(2)The credit facility revolver matures on November 12, 2024 with an option to extend the maturity an additional 18 months to May 12, 2026 if customary conditions are satisfied. This table assumes exercise of the extension option.
(3)The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024.
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
As of March 31, 2024, we had $471.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $116.0 million outstanding under our Revolving Facility. In addition, our pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of March 31, 2024.
We have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. The extension option may be exercised beginning on May 16, 2024 and is subject to customary conditions including there being no default or event of default, such as the failure to satisfy a financial or other covenant, and the payment of an extension fee. As described above, on May 3, 2024, we entered into the Third Amendment, which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement and certain other modifications to financial covenants.
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
In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of March 31, 2024, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second amendment described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	March 31, 2024
Ratio of total indebtedness to total asset value	≤ 60%	38.5%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Ratio of secured indebtedness to total asset value	≤ 40%	29.4%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	13.8%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	7.00x
Unencumbered asset value (2)	≥ $600.0 million	$773.4 million
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
(2)Pursuant to the Third Amendment described above, as of May 3, 2024, the minimum unencumbered asset value has been reduced to $500.0 million, from $600.0 million.
As of March 31, 2024, Orion OP was in compliance with these financial covenants.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2024, the Company was in compliance with these financial covenants.
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
Derivatives and Hedging Activities
During the year ended December 31, 2021, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, we terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to our borrowings under the Term Loan Facility. These swap agreements remained in effect for the $175.0 million of borrowings under the Revolving Facility used to pay down the Term Loan Facility until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
Dividends
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make regular distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.

During the three months ended March 31, 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
On May 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the second quarter of 2024, payable on July 15, 2024, to stockholders of record as of June 28, 2024.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of March 31, 2024, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding capital expenditures and leasing costs at our properties and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
Cash Flow Analysis for the Three Months Ended March 31, 2024 and 2023
The following table summarizes the changes in cash flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,		2024 vs 2023 Increase/(Decrease)
	2024	2023
Net cash provided by operating activities	$11,022	$11,441	$(419)
Net cash used in investing activities	$(3,751)	$(2,467)	$(1,284)
Net cash used in financing activities	$(5,826)	$(5,844)	$18
Net cash provided by operating activities decreased $0.4 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in our revenue overall as a result of dispositions and vacancies, offset by net changes in accounts receivable, net and other assets, net as well as accounts payable, accrued expenses and other liabilities, net.
Net cash used in investing activities increased $1.3 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a $1.3 million increase in capital expenditures and leasing costs.
Net cash used in financing activities remained relatively consistent during the three months ended March 31, 2024, compared to the same period in 2023.
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
Interest Rate Risk
As of March 31, 2024, our debt included fixed-rate debt, with a fair value and carrying value of $331.2 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $8.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $8.7 million.
As of March 31, 2024, our debt included variable-rate debt with a fair value and carrying value of $116.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2024 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.2 million annually.

As of March 31, 2024, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of March 31, 2024, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated and combined financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any downturn of the economic conditions in one or more of these tenants, geographies or industries, or any other concentrations to which the Company is subject, could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.
We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt.
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolving Facility. Our Revolving Facility is scheduled to mature in November 2024, and we have the option to extend the maturity an additional 18 months until May 12, 2026. The extension option is subject to customary conditions, including there being no default or event of default, such as the failure to satisfy a financial or other covenant. Our ability to satisfy these conditions and continue to comply with the terms of the Revolving Facility is partially dependent upon us having a sufficient level of unencumbered asset value as defined in the credit agreement with respect to the Revolving Facility. As of March 31, 2024, our unencumbered asset value for this purpose was $773.4 million. On May 3, 2024, we entered into an amendment to the Revolving Facility. Under the terms of the amendment, we and the lenders agreed to reduce the borrowing capacity of the Revolving Facility to $350.0 million, from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that we must maintain to $500.0 million, from $600.0 million. After giving effect to the amendment, our unencumbered asset value as of March 31, 2024 was $863.4 million, and we expect to be able to satisfy the loan extension conditions and therefore, intend to elect the option to extend the maturity date of the Revolving Facility until May 12, 2026. However, there can be no assurance that we will be able to satisfy the extension conditions and continue to comply with the Revolving Facility.
If we are unable to meet the conditions to extend and continue to comply with the Revolving Facility, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default, result in our lenders foreclosing on our assets, or otherwise have a material adverse effect on our financial condition and results of operations.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.7 million as of March 31, 2024 are also scheduled to mature in November 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and is also evaluating alternatives to refinance this obligation. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the loan. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
As a result of the indebtedness we incur, we are, and expect to be, subject to the risks normally associated with debt financing including:
•that we will be unable to extend, refinance or repay our debt as it becomes due or increase the availability of overall debt on terms as favorable as those of our existing debt, or at all;
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendment to Revolving Credit Agreement
On May 3, 2024, Orion Office REIT Inc. (the “Company”), as parent, and its operating partnership, Orion Office REIT LP (“Orion OP”) as borrower, entered into a third amendment (the “Third Amendment”) to their credit agreement with Wells Fargo Bank National Association, as Administrative Agent, and the lenders party thereto (as amended, the “Credit Agreement”).
Under the terms of the Third Amendment, Orion OP and the lenders agreed to reduce the borrowing capacity of the Company’s senior revolving credit facility (the “Revolving Facility”) to $350.0 million, from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that must be maintained by Orion OP to $500.0 million, from $600.0 million.
The Administrative Agent and other lenders under the Revolving Facility or their affiliates are also agents and forward purchasers under the Company’s “at the market” offering program for its common stock.
The above descriptions of the Third Amendment and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Third Amendment (including the copy of the Credit Agreement attached thereto), which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated by reference herein.
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1*
Third Amendment to the Credit Agreement, dated as of May 3, 2024, among Orion Office REIT LP, as Borrower, Orion Office REIT, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.

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

Dated: May 8, 2024