Form 10-Q
period 2024-06-30
Orion Office REIT Inc.
filed 2024-08-08
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,947,802 shares of common stock of Orion Office REIT Inc. outstanding as of August 2, 2024.

ORION OFFICE REIT INC.
For the quarterly period ended June 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate investments, at cost:
Land	$222,730	$223,264
Buildings, fixtures and improvements	1,060,726	1,097,132
Total real estate investments, at cost	1,283,456	1,320,396
Less: accumulated depreciation	172,476	158,791
Total real estate investments, net	1,110,980	1,161,605
Accounts receivable, net	23,122	24,663
Intangible lease assets, net	97,977	126,364
Cash and cash equivalents	24,224	22,473
Other assets, net	83,550	88,828
Total assets	$1,339,853	$1,423,933

LIABILITIES AND EQUITY
Mortgages payable, net	$353,200	$352,856
Credit facility revolver	107,000	116,000
Accounts payable and accrued expenses	26,941	30,479
Below-market lease liabilities, net	5,536	8,074
Distributions payable	5,595	5,578
Other liabilities, net	24,090	23,943
Total liabilities	522,362	536,930

Common stock, $0.001 par value, 100,000,000 shares authorized 55,947,802 and 55,783,548 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	56	56
Additional paid-in capital	1,146,199	1,144,636
Accumulated other comprehensive loss	(14)	(264)
Accumulated deficit	(330,136)	(258,805)
Total stockholders’ equity	816,105	885,623
Non-controlling interest	1,386	1,380
Total equity	817,491	887,003
Total liabilities and equity	$1,339,853	$1,423,933

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental	$39,923	$51,824	$86,918	$101,814
Fee income from unconsolidated joint venture	201	200	403	400
Total revenues	40,124	52,024	87,321	102,214
Operating expenses:
Property operating	15,757	15,487	31,756	30,831
General and administrative	4,544	4,565	9,493	8,874
Depreciation and amortization	38,614	27,877	63,118	56,043
Impairments	5,680	11,819	25,365	15,573
Transaction related	167	150	277	255
Total operating expenses	64,762	59,898	130,009	111,576
Other (expenses) income:
Interest expense, net	(8,058)	(7,222)	(16,204)	(14,361)
Loss on extinguishment of debt, net	(1,078)	(504)	(1,078)	(504)
Other income, net	209	165	372	201
Equity in loss of unconsolidated joint venture, net	(163)	(95)	(279)	(218)
Total other (expenses) income, net	(9,090)	(7,656)	(17,189)	(14,882)
Loss before taxes	(33,728)	(15,530)	(59,877)	(24,244)
Provision for income taxes	(73)	(185)	(150)	(345)
Net loss	(33,801)	(15,715)	(60,027)	(24,589)
Net income attributable to non-controlling interest	—	(15)	(6)	(26)
Net loss attributable to common stockholders	$(33,801)	$(15,730)	$(60,033)	$(24,615)

Weighted-average shares outstanding - basic and diluted	55,910	56,680	55,857	56,661
Basic and diluted net loss per share attributable to common stockholders	$(0.60)	$(0.28)	$(1.07)	$(0.43)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(33,801)	$(15,715)	$(60,027)	$(24,589)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	31	421	250	349
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(1,935)	—	(3,631)
Total other comprehensive income (loss)	31	(1,514)	250	(3,282)

Total comprehensive loss	(33,770)	(17,229)	(59,777)	(27,871)
Comprehensive income attributable to non-controlling interest	—	(15)	(6)	(26)
Total comprehensive loss attributable to common stockholders	$(33,770)	$(17,244)	$(59,783)	$(27,897)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$885,623	$1,380	$887,003
Net (loss) income	—	—	—	—	(26,232)	(26,232)	6	(26,226)
Distributions	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Repurchases of common stock to settle tax obligations	(46,598)	—	(162)	—	—	(162)	—	(162)
Equity-based compensation, net	132,869	—	790	—	—	790	—	790
Other comprehensive income, net	—	—	—	219	—	219	—	219
Balance, March 31, 2024	55,869,819	$56	$1,145,264	$(45)	$(290,710)	$854,565	$1,386	$855,951
Net (loss) income	—	—	—	—	(33,801)	(33,801)	—	(33,801)
Distributions	—	—	—	—	(5,625)	(5,625)	—	(5,625)
Equity-based compensation, net	77,983	—	935	—	—	935	—	935
Other comprehensive income, net	—	—	—	31	—	31	—	31
Balance, June 30, 2024	55,947,802	$56	$1,146,199	$(14)	$(330,136)	$816,105	$1,386	$817,491

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net (loss) income	—	—	—	—	(8,885)	(8,885)	11	(8,874)
Distributions	—	—	—	—	(5,721)	(5,721)	—	(5,721)
Repurchases of common stock to settle tax obligations	(12,728)	—	(74)	—	—	(74)	—	(74)
Equity-based compensation, net	37,615	—	526	—	—	526	—	526
Other comprehensive income, net	—	—	—	(1,768)	—	(1,768)	—	(1,768)
Balance, March 31, 2023	56,663,927	$57	$1,147,466	$4,540	$(193,516)	$958,547	$1,400	$959,947
Net (loss) income	—	—	—	—	(15,730)	(15,730)	15	(15,715)
Distributions	—	—	—	—	(5,683)	(5,683)	—	(5,683)
Equity-based compensation, net	31,764	—	689	—	—	689	—	689
Other comprehensive income, net	—	—	—	(1,514)	—	(1,514)	—	(1,514)
Balance, June 30, 2023	56,695,691	$57	$1,148,155	$3,026	$(214,929)	$936,309	$1,415	$937,724
The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,027)	$(24,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,118	56,043
Non-cash revenue adjustments, net	(719)	(4,968)
Impairments	25,365	15,573
Loss on extinguishment of debt, net	1,078	504
Amortization of deferred financing costs	1,838	2,108
Equity-based compensation	1,725	1,215
Equity in loss of unconsolidated joint venture, net	279	218
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	653	(1,884)
Accounts payable, accrued expenses and other liabilities, net	(5,301)	(302)
Net cash provided by operating activities	28,009	43,918
Cash flows from investing activities:
Capital expenditures and leasing costs	(8,164)	(6,744)
Proceeds from disposition of real estate, net	2,070	—
Return of investment from unconsolidated joint venture	888	881
Principal repayments received on notes receivable	200	—
Deposits for real estate assets	(350)	(2,340)
Refunds of deposits for real estate assets	350	2,340
Proceeds from the settlement of property-related insurance claims	171	715
Net cash used in investing activities	(4,835)	(5,148)
Cash flows from financing activities:
Proceeds from credit facility revolver	—	175,000
Repayments of credit facility revolver	(9,000)	—
Repayment of credit facility term loan	—	(175,000)
Payments of deferred financing costs	(965)	(5,659)
Repurchases of common stock to settle tax obligations	(162)	(74)
Payments of deferred equity offering costs	—	(41)
Distributions paid	(11,166)	(11,331)
Other financing activities	(116)	(68)
Net cash used in financing activities	(21,409)	(17,173)
Net change in cash and cash equivalents and restricted cash	1,765	21,597

Cash and cash equivalents and restricted cash, beginning of year	57,198	55,311
Cash and cash equivalents and restricted cash, end of period	$58,963	$76,908

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,473	$20,638
Restricted cash at beginning of year	34,725	34,673
Cash and cash equivalents and restricted cash at beginning of year	$57,198	$55,311

Cash and cash equivalents at end of period	$24,224	$42,209
Restricted cash at end of period	34,739	34,699
Cash and cash equivalents and restricted cash at end of period	$58,963	$76,908
The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Note 1 – Organization
Organization
Orion Office REIT Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office buildings located in high-quality suburban markets across the U.S. and leased primarily on a single-tenant net lease basis to creditworthy tenants. The Company’s portfolio is comprised of traditional office buildings, as well as governmental office, medical office, flex/laboratory and R&D and flex/industrial properties.
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
As of June 30, 2024, the Company commenced classifying certain of its properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from operating properties. Additionally, during the three months ended June 30, 2024, the Company completed a parcel split of its property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties. As of June 30, 2024, following the reclassification of six properties as non-operating properties and the parcel split, the Company owned and operated 69 office properties with an aggregate of 8.0 million leasable square feet located in 29 states.
In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of June 30, 2024, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The consolidated statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2024 and 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection.
Periodically the Company receives reimbursements from previous tenants that are recognized in rental revenue on a cash basis or when the amounts are definitively agreed upon. During the six months ended June 30, 2024, the Company recognized $2.7 million of such reimbursements. No such amounts were recognized during the three months ended June 30, 2024 or the three and six months ended June 30, 2023. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. The Company recognized lease termination income of $0.1 million and $1.7 million during the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.2 million during the three and six months ended June 30, 2023, respectively.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended June 30, 2024 and 2023 and $0.4 million for the six months ended June 30, 2024 and 2023.
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
Restricted Cash
The Company had $34.7 million in restricted cash as of June 30, 2024 and December 31, 2023, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2024, the Company acquired, for no consideration, the fee interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of June 30, 2024. The Company did not have any other acquisitions during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company had no acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total dispositions	1	—	1	—
Aggregate gross sales price	$2,100	$—	$2,100	$—

Impairments on disposition of real estate assets	$20	$—	$20	$—
As of June 30, 2024, the Company had no properties classified as held for sale.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	June 30, 2024	December 31, 2023
Intangible lease assets:
In-place leases, net of accumulated amortization of $193,359 and $193,470, respectively	7.2	$74,462	$103,997
Leasing commissions, net of accumulated amortization of $3,854 and $3,033, respectively	12.1	16,429	13,539
Above-market lease assets, net of accumulated amortization of $11,889 and $10,372, respectively	8.1	3,434	5,006
Deferred lease incentives, net of accumulated amortization of $665 and $419, respectively	10.6	3,652	3,822
Total intangible lease assets, net		$97,977	$126,364

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $24,243 and $23,176, respectively	13.3	$5,536	$8,074
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million for the three months ended June 30, 2024 and 2023 and $0.2 million for the six months ended June 30, 2024 and 2023. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $14.4 million and $30.4 million for the three and six months ended June 30, 2024, respectively, and $19.3 million and $38.9 million for the three and six months ended June 30, 2023, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029
In-place leases:
Total projected to be included in amortization expense	$19,860	$21,612	$15,232	$7,337	$4,592	$1,872
Leasing commissions:
Total projected to be included in amortization expense	$826	$1,624	$1,620	$1,593	$1,373	$1,084
Above-market lease assets:
Total projected to be deducted from rental revenue	$1,391	$849	$680	$237	$115	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$248	$480	$383	$359	$346	$335
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,248	$1,036	$817	$655	$571	$389

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Six Months Ended
Investment	June 30, 2024		June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2023
Arch Street Joint Venture (2) (3)	20%	6	$12,382	$13,549	$(279)	$(218)
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
(2)During the three and six months ended June 30, 2024 and 2023, the Arch Street Joint Venture did not acquire any properties.
(3)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million as of June 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The Company’s pro-rata share of the mortgage notes was $27.3 million as of June 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and has preliminarily agreed with the existing lenders to extend the mortgage notes for one year and on other mutually acceptable terms, subject to definitive documentation and other conditions. The Company cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or reach final agreement with its lenders to extend the mortgage notes or otherwise refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, the Company’s investment in the Arch Street Joint Venture could be materially adversely affected.
Note 4 – Receivables and Other Assets:
Accounts receivable, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$7,014	$9,008
Straight-line rent receivable, net	16,108	15,655
Total	$23,122	$24,663

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Other assets, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Restricted cash	$34,739	$34,725
Right-of-use assets, net (1)	22,677	26,596
Investment in unconsolidated joint venture	12,382	13,549
Deferred costs, net (2)	6,086	7,693
Notes receivable (3)	3,500	3,700
Prepaid expenses	2,608	1,318
Other assets, net	1,558	1,247
Total	$83,550	$88,828
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three and six months ended June 30, 2024 and 2023. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.6 million, and a below-market right-of-use asset, net of $6.5 million as of June 30, 2024. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.9 million, and a below-market right-of-use asset, net of $6.6 million as of December 31, 2023.
(2)Amortization expense for deferred costs related to the Revolving Facility was $0.7 million and $1.5 million for the three and six months ended June 30, 2024, respectively, as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $5.5 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company capitalized additional deferred costs of $1.0 million in connection with the third amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Also in connection with the third amendment to the Credit Agreement and resulting reduction in borrowing capacity, net deferred costs of $1.1 million were written-off and recognized in loss on extinguishment of debt, net in the consolidated statements of operations during the three and six months ended June 30, 2024. Includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid-in capital for future issuances of shares of the Company’s common stock, as of both June 30, 2024 and December 31, 2023.
(3)Notes receivable includes one short-term and one long-term seller financed promissory note for two properties sold during the year ended December 31, 2023. These loans have been structured as first mortgage loans on the properties sold with an unsecured recourse guaranty from the buyer principal(s).
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2024
Derivative liabilities	$—	$14	$—	$14

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Derivative liabilities	$—	$264	$—	$264
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $60.0 million as of June 30, 2024 and December 31, 2023 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
As part of the Company’s impairment review procedures, net real estate assets representing eight and four properties were deemed to be impaired during the six months ended June 30, 2024 and 2023, respectively, resulting in impairment charges of $25.4 million and $15.6 million during the six months ended June 30, 2024 and 2023, respectively. The impairment charges reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds with respect to real estate assets that were expected to be sold as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.
The following table summarizes the Company’s provisions for impairment during the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Number of properties	8	4

Carrying value of impaired properties	$62,710	$38,147
Provisions for impairment	(25,365)	(15,573)
Estimated fair value	$37,345	$22,574
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
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2024, the fair value measurement for seven properties were determined based on the sales price under a definitive agreement and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the six months ended June 30, 2024, impairment charges of $22.1 million were recorded for held and used properties and impairment charges of $3.3 million were recorded for one disposed property. No impairment charges were recorded for held for sale properties during the six months ended June 30, 2024.
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2023, the fair value measurement for three properties was determined based on sales prices under definitive agreements and one property was determined by applying an estimated sales price based on market data. During the six months ended June 30, 2023, impairment charges of $11.0 million were recorded for held and used properties and impairment charges of $4.6 million were recorded for held for sale properties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of June 30, 2024
Assets of properties held and used	$—	$27,000	$—	$27,000

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2023
Assets of properties held and used	$—	$—	$5,402	$5,402
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at June 30, 2024	Fair Value at June 30, 2024	Carrying Value at December 31, 2023	Fair Value at December 31, 2023
Assets:
Notes receivable	3	$2,500	$2,500	$2,500	$2,500

Liabilities (1):
Mortgages payable	2	$355,000	$331,858	$355,000	$334,897
Credit facility revolver	2	107,000	107,000	116,000	116,000
Derivative liabilities	2	14	14	264	264
Total		$462,014	$438,872	$471,264	$451,161
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Note 6 – Debt, Net
As of June 30, 2024, the Company had $460.2 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.4 years and a weighted-average effective interest rate for the six months ended June 30, 2024 of 5.87%. The following table summarizes the carrying value of debt as of June 30, 2024 and December 31, 2023, and the debt activity for the six months ended June 30, 2024 (in thousands):

		Six Months Ended June 30, 2024
	Balance as of December 31, 2023	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2024
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,144)	—	—	344	(1,800)
Mortgages payable, net	352,856	—	—	344	353,200

Credit facility revolver	116,000	—	(9,000)	—	107,000

Total debt	$468,856	$—	$(9,000)	$344	$460,200
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of June 30, 2024 (in thousands):

Total
July 1, 2024 to December 31, 2024	$—
2025	—
2026	107,000
2027	355,000
Total	$462,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of June 30, 2024, $107.0 million was outstanding under the Revolving Facility.
The Company and Orion OP have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, the Company entered into a third amendment to the Credit Agreement which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, the Company elected its option to extend the maturity of the Revolving Facility to May 12, 2026.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. As of June 30, 2024, the weighted average effective interest rate of the Revolving Facility was 8.66%.
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
In addition, the Revolving Facility giving effect to the modifications pursuant to the second and third amendments described above requires that Orion OP satisfy the following financial covenants:
•ratio of total debt to total asset value of not more than 0.60 to 1.00;
•ratio of adjusted EBITDA to fixed charges of not less than 1.50 to 1.00;
•ratio of secured debt to total asset value of not more than 0.40 to 1.00;
•ratio of unsecured debt to unencumbered asset value of not more than 0.60 to 1.00;
•ratio of net operating income from all unencumbered real properties to unsecured interest expense of not less than 2.00 to 1.00; and
•the unencumbered asset value maintained by Orion OP must be at least $500.0 million.
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
As of June 30, 2024, Orion OP was in compliance with the Revolving Facility financial covenants.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2024, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of June 30, 2024 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Interest Rate	Years to Maturity
Fixed-rate debt	19	$417,504	$355,000	4.97%	2.6
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million, of which the Company’s pro-rata share was $27.3 million, as of June 30, 2024.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2024 and December 31, 2023, the Company had outstanding derivative agreements with an aggregate notional amount of $60.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
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
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate collars	Other liabilities, net	$(14)	$(264)
During the three and six months ended June 30, 2024, the Company recorded unrealized gains of less than $0.1 million and $0.3 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. During the three and six months ended June 30, 2023, the Company recorded unrealized gains of $0.4 million and $0.3 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income.
During the three and six months ended June 30, 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the three and six months ended June 30, 2023, the Company reclassified previous gains of $1.9 million and $3.6 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that no amounts will be reclassified from accumulated other comprehensive loss to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of June 30, 2024 and December 31, 2023, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024	$—	$(14)	$—	$—	$(14)	$—	$—	$(14)
December 31, 2023	$—	$(264)	$—	$—	$(264)	$—	$—	$(264)

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$14,540	$13,343
Cash paid for income taxes, net of refunds	$213	$411
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$5,307	$2,231
Distributions declared and unpaid	$5,595	$5,670
Land acquired upon finance lease termination	$3,470	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued real estate and other taxes	$9,268	$11,794
Accrued capital expenditures and leasing costs	7,624	6,284
Accrued operating and other costs	6,550	8,673
Accrued interest	1,898	2,122
Accounts payable	1,601	1,606
Total	$26,941	$30,479
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
As of June 30, 2024, the Company had the following estimated total outstanding commitments (in thousands):

June 30, 2024 (1)
Tenant improvement allowances	$50,647
Reimbursable landlord work (2)	6,901
Non-reimbursable landlord work (2)	6,341
Leasing commissions	323
Total	$64,212
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. The restricted cash included in the reserve totaled $34.7 million as of June 30, 2024, including $23.6 million for tenant improvement allowances and $11.1 million for rent concessions, and is included in other assets, net in the Company’s consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of June 30, 2024, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 14.8 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed:
Cash rental revenue	$30,306	$36,410	$61,984	$72,514
Straight-line rental revenue	(240)	2,275	309	4,959
Lease intangible amortization	305	174	719	288
Fixed property operating cost reimbursements	1,445	1,399	2,891	2,783
Other fixed rental revenue	—	85	1,038	235
Total fixed	31,816	40,343	66,941	80,779
Variable:
Variable property operating cost reimbursements	7,469	10,679	18,665	19,161
Other variable rental revenue	638	802	1,312	1,874
Total variable	8,107	11,481	19,977	21,035
Total rental revenue	$39,923	$51,824	$86,918	$101,814

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of June 30, 2024 (in thousands).

Future Minimum Base Rent Payments
July 1, 2024 - December 31, 2024	$53,431
2025	83,707
2026	80,298
2027	60,138
2028	46,262
2029	32,422
Thereafter	140,636
Total	$496,894
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of June 30, 2024, the Company’s operating leases had remaining lease terms ranging from 1.4 years to 60.5 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.79% as of June 30, 2024. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended June 30, 2024 and 2023, and $0.6 million for the six months ended June 30, 2024 and 2023. No cash paid for operating lease liabilities was capitalized for the three and six months ended June 30, 2024 and 2023.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of June 30, 2024 (in thousands).

Future Minimum Lease Payments
July 1, 2024 - December 31, 2024	$584
2025	1,184
2026	778
2027	752
2028	761
2029	473
Thereafter	12,044
Total	16,576
Less: imputed interest	5,757
Total	$10,819
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Dividends
During the six months ended June 30, 2024 and 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
On August 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2024, payable on October 15, 2024, to stockholders of record as of September 30, 2024.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the six months ended June 30, 2024 or 2023. As of June 30, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
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
During the six months ended June 30, 2024 and 2023, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of June 30, 2024, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2024, was $0.9 million and $1.7 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2023, was $0.6 million and $1.1 million, respectively. As of June 30, 2024, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $5.6 million, with an aggregate weighted-average remaining term of 1.9 years.
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income time-based restricted stock units and stock options granted in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the six months ended June 30, 2024 and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. There was no equity-based compensation expense related to the Realty Income equity-based compensation awards recognized during the three months ended June 30, 2024. As of June 30, 2024, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options.
Note 14 - Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(33,801)	$(15,715)	$(60,027)	$(24,589)
Income attributable to non-controlling interest	—	(15)	(6)	(26)
Net loss available to common stockholders used in basic and diluted net loss per share	(33,801)	(15,730)	(60,033)	(24,615)

Weighted average shares of common stock outstanding - basic	55,910	56,680	55,857	56,661
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	55,910	56,680	55,857	56,661

Basic and diluted net loss per share attributable to common stockholders	$(0.60)	$(0.28)	$(1.07)	$(0.43)
____________________________________
(1)As of June 30, 2024 and 2023, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were anti-dilutive.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average unvested Time-Based RSUs (1)	99	11	38	12
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On August 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2024, payable on October 15, 2024, to stockholders of record as of September 30, 2024.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024 (Unaudited)
Leasing Activity
During July 2024, the tenant at the Company’s approximately 55,000 square foot property in Nashville, Tennessee exercised a 5.0-year renewal option.

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
•our ability to comply with the terms of our credit agreements or to meet the debt obligations on our properties;
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that the unconsolidated joint venture may be unable to satisfy the extension conditions or otherwise extend or refinance its outstanding mortgage debt on or prior to maturity;
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of June 30, 2024, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
As of June 30, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from the presentation of the Company’s portfolio of operating properties. Additionally, during the three months ended June 30, 2024, we completed a parcel split of our property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties. As of June 30, 2024, following the reclassification of six properties as non-operating properties and the parcel split, we owned and operated 69 office properties with an aggregate of 8.0 million leasable square feet located in 29 states with an occupancy rate of 79.2% and a weighted-average remaining lease term of 4.2 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.2 million leasable square feet with an occupancy rate of 79.7%, or 80.9% adjusted for one operating property that is currently under agreement to be sold, and a weighted-average remaining lease term of 4.2 years as of June 30, 2024.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 12.7% and 13.6% of our annualized base rent are scheduled to expire during the remainder of 2024 and in 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us.
Our leasing and asset disposition activity since the completion of our distribution from Realty Income continues to be adversely impacted by a variety of market and property specific conditions. Since the onset of the COVID-19 pandemic, the office leasing market has experienced significantly reduced demand for space and changes in space usage as tenants seek to attract employees back to the office, in newer, renovated buildings with more amenities. As of June 30, 2024, 64.1%, 30.9% and 5.0% of our office buildings by square feet were classified as class A, class B and class C, respectively, as determined by the most recent appraisals of the properties. As of June 30, 2024, our class B and class C properties collectively included the following 10% or greater geographic concentration as measured by square footage: Texas (17.7%); and the following 10% or greater property type concentrations as measured by square footage: Traditional Office (67.3%); Flex/Industrial (20.7%); and Governmental Office (10.0%). In the current office environment, class B and class C buildings generally have been experiencing reduced demand and lease or sell at discounts to class A buildings and our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our building to the value of newer space with more amenities asking higher rent in other buildings in the market. The class of buildings we own may be negatively impacting our leasing velocity and pushing our leasing costs higher, and has negatively impacted our sales price on non-core asset dispositions.
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend or refinance our debt obligations as they come due. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and likely increase our cost of, capital as we seek to extend or refinance our debts. On May 16, 2024, we exercised our option to extend the maturity date of our Revolving Facility for 18 months from November 12, 2024 to May 12, 2026. Upon exercising the extension, our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million, which are scheduled to mature on November 27, 2024. As of June 30, 2024, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $27.3 million. The Arch Street Joint Venture has two successive one-year options to extend the maturity date until November 27, 2026, however, the extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and has preliminarily agreed with the existing lenders to extend the mortgage notes for one year and on other mutually acceptable terms, subject to definitive documentation and other conditions. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the extension conditions or reach final agreement with its lenders to extend the mortgage notes or otherwise refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
One of our main asset management strategies since the completion of our distribution from Realty Income has been to sell vacant and identified non-core assets that do not fit our long-term investment objectives. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. We expect to continue this non-core asset disposition strategy through the remainder of 2024. We cannot provide any assurance as to whether we will be able to sell non-core assets on favorable terms and in a timely manner, or at all.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. As of June 30, 2024, the market value of our common stock held by non-affiliates was less than $700.0 million, and therefore, we expect to remain an “emerging growth company” at least until the next measuring date, which is June 30, 2025.
Basis of Presentation
For the three and six months ended June 30, 2024 and 2023, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.
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
Significant Transactions Summary
Activity through June 30, 2024
Real Estate Operations
•During the six months ended June 30, 2024, we closed on the sale of one vacant property for a gross sales price of $2.1 million. As of August 8, 2024, we had pending agreements in place to sell one operating property and six non-operating properties for an aggregate gross sales price of $39.0 million. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and receipt of governmental approvals, and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.

•During the six months ended June 30, 2024, we completed approximately 578,000 square feet of lease renewals and new leases across six different properties, including a new lease with the United States Government for approximately 86,000 square feet at our property in Lincoln, Nebraska, and a new lease with a law firm tenant for approximately 56,000 square feet at our property in Parsippany, New Jersey. Both tenants are expected to take occupancy in the third quarter of 2025. The United States Government also exercised a 4.0-year renewal option for approximately 413,000 square feet at our property in Covington, Kentucky.
•During the six months ended June 30, 2024, five leases expired consisting of 597,000 square feet. As of June 30, 2024, we had a total of nine fully vacant operating properties. Also during the six months ended June 30, 2024, we modified one lease to take back approximately 16,000 square feet of space at the Company’s property in Lincoln, Nebraska, and the tenant vacated the space on April 1, 2024. Substantially all of this vacant space will be backfilled by the United States Government as part of their new lease at the Lincoln, Nebraska property described above.
Debt
•On May 3, 2024, we entered into an amendment to the Credit Agreement (the “Third Amendment”), pursuant to which we have rightsized the Revolving Facility to $350.0 million through a $75.0 million-capacity reduction.
•On May 16, 2024, we exercised our option to extend the maturity date of our Revolving Facility for 18 months from November 12, 2024 to May 12, 2026.
•During the six months ended June 30, 2024, we made repayments of debt obligations of $9.0 million, utilizing a combination of cash flows from operations and proceeds from real estate dispositions. As of June 30, 2024, we had $243.0 million of borrowing capacity under the Revolving Facility and $107.0 million of outstanding borrowings thereunder. Our interest rate collar agreements with an aggregate notional amount of $60.0 million remain in effect until May 12, 2025.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first and second quarters of 2024 which were paid on April 15, 2024 and July 15, 2024. On August 7, 2024 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2024, payable on October 15, 2024, to stockholders of record as of September 30, 2024.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of June 30, 2024 and December 31, 2023, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	June 30, 2024	December 31, 2023
Portfolio Metrics
Operating properties (1)	69	75
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1) (2)	8,202	8,884
Annualized base rent (in thousands)	$129,790	$141,293
Occupancy rate (3)	79.7%	80.4%
Leased rate (4)	81.4%	80.4%
Investment-grade tenants (5)	72.3%	70.6%
Weighted-average remaining lease term (in years)	4.2	4.0
____________________________________
(1)As of June 30, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from the presentation of the Company’s portfolio of operating properties and the associated rentable square feet. Additionally, during the three months ended June 30, 2024, we completed a parcel split of our property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties.
(2)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(3)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for one operating property that is currently under agreement to be sold, the occupancy rate as of June 30, 2024 equals 80.9%.
(4)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(5)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of June 30, 2024. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Metrics
Total revenues	$40,124	$52,024	$87,321	$102,214
Net loss attributable to common stockholders	$(33,801)	$(15,730)	$(60,033)	$(24,615)
Basic and diluted net loss per share attributable to common stockholders	$(0.60)	$(0.28)	$(1.07)	$(0.43)
FFO attributable to common stockholders (1)	$10,925	$24,404	$29,314	$47,877
FFO attributable to common stockholders per diluted share (1)	$0.20	$0.43	$0.52	$0.84

Core FFO attributable to common stockholders (1)	$14,171	$26,935	$34,536	$52,218
Core FFO attributable to common stockholders per diluted share (1)	$0.25	$0.48	$0.62	$0.92
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 4.2 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of June 30, 2024, we had the following estimated total outstanding rent concessions and leasing costs (in thousands, except per square foot amounts).

	Outstanding Amount	Related Square Footage (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$11,833	630	$18.78
Tenant improvement allowances	50,647	1,536	32.97
Reimbursable landlord work (3)	6,901	128	53.91
Non-reimbursable landlord work (3)	6,341	594	10.68
Leasing commissions	323	170	1.90
Total	$76,045	1,970	38.60
____________________________________
(1)Certain leases may contain more than one of the above rent concessions and leasing costs. The total square footage associated with our outstanding rent concessions and leasing costs excludes any duplicate square footage for the purpose of calculating the total outstanding amount per square foot.
(2)Rent concessions include free rent for future periods under our leases where the lease term has commenced, following any build out period, and include estimates of property operating expenses, where applicable.
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
During the three and six months ended June 30, 2024, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended June 30, 2024
	New Leases	Renewals	Total
Number of leases	2	1	3
Rentable square feet leased	57	413	470
Weighted average rental rate change (cash basis) (1) (2)	N/A	1.1%	1.1%
Tenant rent concessions and leasing costs (3)	$11,510	$791	$12,301
Tenant rent concessions and leasing costs per rentable square foot (4)	$201.15	$1.91	$26.14
Weighted average lease term (by rentable square feet) (years) (5)	15.1	4.0	5.3
Tenant rent concessions and leasing costs per rentable square foot per year	$13.34	$0.48	$4.89

	Six Months Ended June 30, 2024
	New Leases	Renewals	Total
Number of leases	4	4	8
Rentable square feet leased	149	429	578
Weighted average rental rate change (cash basis) (1) (2)	N/A	2.2%	2.2%
Tenant rent concessions and leasing costs (3)	$19,942	$1,479	$21,421
Tenant rent concessions and leasing costs per rentable square foot (4)	$133.47	$3.45	$37.01
Weighted average lease term (by rentable square feet) (years) (5)	10.2	4.3	5.8
Tenant rent concessions and leasing costs per rentable square foot per year	$13.06	$0.81	$6.39
____________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. Contractually obligated reimbursements include estimated amortization of certain landlord funded improvements under our United States Government leases. If a space has been or will be vacant for more than 12 months prior to the commencement of a new lease or was previously otherwise not generating full cash rental revenue, the lease will be excluded from the rental rate change calculation.
(2)Excludes two new leases for approximately 57,000 square feet of space and four new leases for approximately 149,000 square feet of space for the three and six months ended June 30, 2024, respectively, that had been vacant for more than 12 months at the time the new lease commences.
(3)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes. For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the relevant tenant.
(4)Includes reimbursable landlord funded improvements of $32.02 per rentable square foot for new leases, $0.63 per rentable square foot for renewals, and $8.73 per rentable square foot in total for the six months ended June 30, 2024. There were no reimbursable landlord funded improvements included in the tenant rent concessions and leasing costs for the three months ended June 30, 2024. Includes reimbursable tenant improvement allowances of $34.09 per rentable square foot for new leases and $4.14 per rentable square foot in total for the three months ended June 30, 2024 and $13.05 per rentable square foot for new leases and $3.37 per rentable square foot in total for the six months ended June 30, 2024.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the three and six months ended June 30, 2024 would be 5.3 years and 7.0 years, respectively, if such non-firm terms were included.

During the three and six months ended June 30, 2023, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended June 30, 2023
	New Leases	Renewals	Total
Number of leases	1	1	2
Rentable square feet leased	3	44	47
Weighted average rental rate change (cash basis) (1) (2)	(18.2)%	8.0%	6.7%
Tenant rent concessions and leasing costs (3)	$43	$81	$124
Tenant rent concessions and leasing costs per rentable square foot (4)	$14.07	$1.85	$2.66
Weighted average lease term (by rentable square feet) (years) (5)	3.0	3.0	3.0
Tenant rent concessions and leasing costs per rentable square foot per year	$4.69	$0.62	$0.89

	Six Months Ended June 30, 2023
	New Leases	Renewals	Total
Number of leases	3	3	6
Rentable square feet leased	18	111	129
Weighted average rental rate change (cash basis) (1) (2)	(19.8)%	17.3%	13.5%
Tenant rent concessions and leasing costs (3)	$799	$1,065	$1,864
Tenant rent concessions and leasing costs per rentable square foot (4)	$44.19	$9.62	$14.48
Weighted average lease term (by rentable square feet) (years) (5)	7.8	9.8	9.5
Tenant rent concessions and leasing costs per rentable square foot per year	$5.65	$0.98	$1.52
____________________________________
(1)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. Contractually obligated reimbursements include estimated amortization of certain landlord funded improvements under our United States Government leases. If a space has been or will be vacant for more than 12 months prior to the commencement of a new lease or was previously otherwise not generating full cash rental revenue, the lease will be excluded from the rental rate change calculation.
(2)Excludes one new lease for approximately 4,000 square feet of space for the six months ended June 30, 2023, that had been vacant for more than 12 months at the time the new lease was executed. There were no excluded leases for the three months ended June 30, 2023.
(3)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes. For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the relevant tenant.
(4)There were no reimbursable landlord funded improvements or reimbursable tenant improvement allowances included in the tenant rent concessions and leasing costs for the three and six months ended June 30, 2023.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the three and six months ended June 30, 2023 would be 4.9 years and 10.2 years, respectively, if such non-firm terms were included.
During the six months ended June 30, 2024, five leases across four properties expired consisting of 597,000 square feet. During the six months ended June 30, 2024, we closed on the sale of one of these four properties comprising approximately 96,000 square feet. During the three months ended June 30, 2024, two leases expired comprising a total of 173,000 square feet, including one lease where the tenant occupied all 172,000 square feet at the property. We currently intend to re-tenant the vacancy at this property. The base rent per square foot under the lease at expiration was approximately $21.00 per square foot, and our estimate of market rent at this property is $17.00 to $19.00 per square foot. Our market rent estimates are based on a variety of assumptions and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.

During the three and six months ended June 30, 2024 and 2023, amounts capitalized by the Company for lease related costs, lease incentives and building, fixtures and improvements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease related costs (1)	$3,104	$93	$3,755	$977
Lease incentives (2)	—	—	77	—
Building, fixtures and improvements (3)	3,215	2,079	5,932	4,533
Total capital expenditures	$6,319	$2,172	$9,764	$5,510
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and six months ended June 30, 2024 and 2023.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Rental	$39,923	$51,824	$(11,901)	$86,918	$101,814	$(14,896)
Fee income from unconsolidated joint venture	201	200	1	403	400	3
Total revenues	$40,124	$52,024	$(11,900)	$87,321	$102,214	$(14,893)
Rental
The decreases in rental revenue of $11.9 million and $14.9 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 was primarily due to the impact from a decrease in our overall occupied square footage due to scheduled vacancies of $8.8 million and $12.7 million during the three and six months ended June 30, 2024, respectively, and the impact from property dispositions of $2.5 million and $4.7 million during the three and six months ended June 30, 2024, respectively. Our portfolio occupancy rate was 79.2% and we had 69 operating properties with an aggregate of 8.0 million leasable square feet and six non-operating properties as of June 30, 2024, as compared to a portfolio occupancy rate of 86.2% and 81 operating properties with an aggregate of 9.5 million leasable square feet as of June 30, 2023. The decrease in revenues during the six months ended June 30, 2024 was partially offset by $2.7 million of reimbursements from previous tenants for certain end of lease obligations.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Property operating	$15,757	$15,487	$270	$31,756	$30,831	$925
General and administrative	4,544	4,565	(21)	9,493	8,874	619
Depreciation and amortization	38,614	27,877	10,737	63,118	56,043	7,075
Impairments	5,680	11,819	(6,139)	25,365	15,573	9,792
Transaction related	167	150	17	277	255	22
Total operating expenses	$64,762	$59,898	$4,864	$130,009	$111,576	$18,433
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $0.3 million and $0.9 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase during the three months ended June 30, 2024 compared to the same period in 2023 is the result of property vacancies which led to the recognition of certain operating expenses which were previously paid directly by the tenant of $1.0 million, offset by decreases in property operating expenses resulting from property dispositions of $0.5 million and the timing of certain operating expenses of $0.2 million. The increase during the six months ended June 30, 2024 compared to the same period in 2023 is the result of expenses from property vacancies of $1.4 million and timing of certain operating expenses of $0.8 million, offset by decreases in property operating expenses resulting from property dispositions of $1.2 million.
General and administrative expenses
General and administrative expenses increased $0.6 million during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased stock compensation expense of $0.6 million for additional equity award issuances. General and administrative expenses for the three months ended June 30, 2024 were essentially unchanged compared to the same period in 2023.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $10.7 million and $7.1 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 primarily due to the full depreciation of $15.9 million during the three and six months ended June 30, 2024 of the buildings at a six-property campus in Deerfield, Illinois. This accelerated depreciation was the result of the adjustment to the useful life of the assets due to management’s plans to demolish the buildings. The increase of depreciation and amortization expense during the three and six months ended June 30, 2024 compared to the same periods in 2023 was partially offset by the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early terminations of $5.1 million and $8.8 million, respectively.
Impairments
Impairments decreased $6.1 million and increased $9.8 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The impairment charges of $5.7 million and $25.4 million in the three and six months ended June 30, 2024, include a total of seven and eight properties, respectively, and the charges were incurred primarily with respect to real estate assets expected to be sold or sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $11.8 million and $15.6 million with respect to four properties were recorded during the same periods in 2023. See Note 5 - Fair Value Measures for further information.

Transaction related expenses
Transaction related expense remained relatively consistent at $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Interest expense, net	$(8,058)	$(7,222)	$836	$(16,204)	$(14,361)	$1,843
Loss on extinguishment of debt, net	$(1,078)	$(504)	$574	$(1,078)	$(504)	$574
Other income, net	$209	$165	$44	$372	$201	$171
Equity in loss of unconsolidated joint venture, net	$(163)	$(95)	$68	$(279)	$(218)	$61
Provision for income taxes	$(73)	$(185)	$(112)	$(150)	$(345)	$(195)
Interest expense, net
Interest expense, net increased $0.8 million and $1.8 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023, which was primarily due to higher interest rates, partially offset by lower outstanding debt during the three and six months ended June 30, 2024. The Company’s average debt outstanding was $471.0 million and $466.5 million for the three and six months ended June 30, 2024, respectively compared to $530.0 million for each of the same periods in 2023. The Company’s weighted-average interest rate on its debt obligations was 5.87% for the three and six months ended June 30, 2024, and 4.63% for the three and six months ended June 30, 2023. Interest expense for the three and six months ended June 30, 2024 included no offsets of reclassified previous gains or losses on interest rate derivatives from accumulated other comprehensive income (loss), compared with $1.9 million and $3.6 million of reclassified gains during the three and six months ended June 30, 2023, respectively.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the three and six months ended June 30, 2024 related to the proportionate write off of deferred financing costs due to the reduction of the borrowing capacity of the Revolving Facility of $75.0 million in connection with the Third Amendment to the Credit Agreement. Loss on extinguishment of debt, net during the three and six months ended June 30, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as discussed below.
Other income, net
Other income, net increased less than $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively as compared to the same periods in 2023, which was primarily due to interest income from money market accounts and notes receivable.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained relatively consistent during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.

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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(33,801)	$(15,730)	$(60,033)	$(24,615)
Depreciation and amortization of real estate assets	38,582	27,852	63,054	55,994
Impairment of real estate	5,680	11,819	25,365	15,573
Proportionate share of adjustments for unconsolidated joint venture	464	463	928	925
FFO attributable to common stockholders	$10,925	$24,404	$29,314	$47,877

Transaction related	167	150	277	255
Amortization of deferred financing costs	914	1,060	1,838	2,108
Amortization of deferred lease incentives	124	99	247	201
Equity-based compensation	935	689	1,725	1,215
Loss on extinguishment of debt, net	1,078	504	1,078	504
Proportionate share of adjustments for unconsolidated joint venture	28	29	57	58
Core FFO attributable to common stockholders	$14,171	$26,935	$34,536	$52,218

Weighted-average shares of common stock outstanding - basic	55,910	56,680	55,857	56,661
Effect of weighted-average dilutive securities (1)	99	11	37	12
Weighted-average shares of common stock outstanding - diluted	56,009	56,691	55,894	56,673

FFO attributable to common stockholders per diluted share	$0.20	$0.43	$0.52	$0.84
Core FFO attributable to common stockholders per diluted share	$0.25	$0.48	$0.62	$0.92
____________________________________
(1)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and six months ended June 30, 2024 and 2023, as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of June 30, 2024, we had $24.2 million of cash and cash equivalents and, $243.0 million of borrowing capacity under the Revolving Facility.
On May 3, 2024, the Company entered into the Third Amendment to the Credit Agreement. Under the terms of the Third Amendment, we and the lenders agreed to reduce the borrowing capacity of the Revolving Facility to $350.0 million from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that we must maintain to $500.0 million, from $600.0 million. We do not expect the reduced commitment under the Revolving Facility to adversely impact the execution of our business plan, and the reduced commitment will modestly benefit us by lowering the unused fees we are obligated to pay to the lenders. On May 16, 2024, we elected our option to extend the maturity of the Revolving Facility for 18 months from November 12, 2024 to May 12, 2026.

The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million as of June 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. Our pro-rata share of the mortgage notes was $27.3 million as of June 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and has preliminarily agreed with the existing lenders to extend the mortgage notes for one year and on other mutually acceptable terms, subject to definitive documentation and other conditions. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the extension conditions or reach final agreement with its lenders to extend the mortgage notes or otherwise refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
Our principal liquidity needs beyond the next twelve months are to: (i) repay, extend or refinance debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend or refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of June 30, 2024 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2024	2025	2026	2027
Credit facility revolver (1)	SOFR + 3.35%	May 2026	$107,000	$—	$—	$107,000	$—
Mortgages payable (2)	4.971%	February 2027	355,000	—	—	—	355,000
Total			$462,000	$—	$—	$107,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of June 30, 2024, a total of $60.0 million of the debt outstanding under the Revolving Facility was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(2)The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million, of which our pro-rata share was $27.3 million, as of June 30, 2024.
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

As of June 30, 2024, we had $462.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $107.0 million outstanding under our Revolving Facility. In addition, our pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.3 million as of June 30, 2024.
We have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 16, 2024, we elected our option to extend the maturity of the Revolving Facility. As described above, on May 3, 2024, we entered into the Third Amendment, which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement and certain other modifications to financial covenants.
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

In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of June 30, 2024, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second and third amendments described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	June 30, 2024
Ratio of total indebtedness to total asset value	≤ 60%	37.8%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.81x
Ratio of secured indebtedness to total asset value	≤ 40%	30.1%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	12.4%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	5.80x
Unencumbered asset value	≥ $500.0 million	$781.7 million
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
As of June 30, 2024, Orion OP was in compliance with these financial covenants.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2024, the Company was in compliance with these financial covenants.
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
During the six months ended June 30, 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
On August 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the third quarter of 2024, payable on October 15, 2024, to stockholders of record as of September 30, 2024.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of June 30, 2024, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding capital expenditures and leasing costs at our properties and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the six months ended June 30, 2024 or 2023. As of June 30, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
Cash Flow Analysis for the Six Months Ended June 30, 2024 and 2023
The following table summarizes the changes in cash flows for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30,		2024 vs 2023 Increase/(Decrease)
	2024	2023
Net cash provided by operating activities	$28,009	$43,918	$(15,909)
Net cash used in investing activities	$(4,835)	$(5,148)	$313
Net cash used in financing activities	$(21,409)	$(17,173)	$(4,236)
Net cash provided by operating activities decreased $15.9 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in our revenue overall as a result of dispositions and vacancies and net changes in accounts payable, accrued expenses and other liabilities, net, offset by net changes in accounts receivable, net and other assets, net.
Net cash used in investing activities decreased $0.3 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the proceeds from the sale of one real estate asset of $2.1 million and the payment received on notes receivable of $0.2 million, offset by the $1.4 million increase in capital expenditures and leasing costs.
Net cash used in financing activities increased $4.2 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to repayments on the Revolving Facility of $9.0 million during the six months ended June 30, 2024, offset by payments of deferred financing costs of $1.0 million during the six months ended June 30, 2024 compared to deferred financing costs of $5.7 million paid during the six months ended June 30, 2023.
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
Interest Rate Risk
As of June 30, 2024, our debt included fixed-rate debt, with a fair value and carrying value of $331.9 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $7.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $7.9 million.
As of June 30, 2024, our debt included variable-rate debt with a fair value and carrying value of $107.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2024 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.1 million annually.
As of June 30, 2024, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of June 30, 2024, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated and combined financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolving Facility. Our Revolving Facility is scheduled to mature in May 2026. We are dependent upon the Revolving Facility for liquidity to execute our business strategies, and we cannot provide any assurance we will be able to extend, refinance or repay this facility at maturity.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $136.4 million as of June 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. Our pro-rata share of the mortgage notes was $27.3 million as of June 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and has preliminarily agreed with the existing lenders to extend the mortgage notes for one year and on other mutually acceptable terms, subject to definitive documentation and other conditions. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or reach final agreement with its lenders to extend the mortgage notes or otherwise refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1
Third Amendment to the Credit Agreement, dated as of May 3, 2024, among Orion Office REIT LP, as Borrower, Orion Office REIT, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2024 and incorporated herein by reference).

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

Dated: August 8, 2024