Form 10-Q
period 2024-09-30
Orion Office REIT Inc.
filed 2024-11-07
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,947,802 shares of common stock of Orion Office REIT Inc. outstanding as of November 1, 2024.

ORION OFFICE REIT INC.
For the quarterly period ended September 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION OFFICE REIT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate investments, at cost:
Land	$234,980	$223,264
Buildings, fixtures and improvements	1,089,798	1,097,132
Total real estate investments, at cost	1,324,778	1,320,396
Less: accumulated depreciation	180,683	158,791
Total real estate investments, net	1,144,095	1,161,605
Accounts receivable, net	24,144	24,663
Intangible lease assets, net	101,501	126,364
Cash and cash equivalents	16,564	22,473
Other assets, net	82,567	88,828
Total assets	$1,368,871	$1,423,933

LIABILITIES AND EQUITY
Mortgages payable, net	$353,373	$352,856
Credit facility revolver	130,000	116,000
Accounts payable and accrued expenses	32,237	30,479
Below-market lease liabilities, net	21,328	8,074
Distributions payable	5,595	5,578
Other liabilities, net	24,010	23,943
Total liabilities	566,543	536,930

Common stock, $0.001 par value, 100,000,000 shares authorized 55,947,802 and 55,783,548 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	56	56
Additional paid-in capital	1,146,924	1,144,636
Accumulated other comprehensive loss	(102)	(264)
Accumulated deficit	(345,946)	(258,805)
Total stockholders’ equity	800,932	885,623
Non-controlling interest	1,396	1,380
Total equity	802,328	887,003
Total liabilities and equity	$1,368,871	$1,423,933

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental	$38,976	$48,876	$125,894	$150,690
Fee income from unconsolidated joint venture	202	200	605	600
Total revenues	39,178	49,076	126,499	151,290
Operating expenses:
Property operating	16,643	15,506	48,399	46,337
General and administrative	4,468	4,367	13,961	13,241
Depreciation and amortization	19,913	27,013	83,031	83,056
Impairments	—	11,403	25,365	26,976
Transaction related	105	101	382	356
Total operating expenses	41,129	58,390	171,138	169,966
Other (expenses) income:
Interest expense, net	(8,170)	(7,380)	(24,374)	(21,741)
Gain on disposition of real estate assets	—	18	—	18
Loss on extinguishment of debt, net	—	—	(1,078)	(504)
Other income, net	208	437	580	638
Equity in loss of unconsolidated joint venture, net	(218)	(108)	(497)	(326)
Total other (expenses) income, net	(8,180)	(7,033)	(25,369)	(21,915)
Loss before taxes	(10,131)	(16,347)	(70,008)	(40,591)
Provision for income taxes	(76)	(160)	(226)	(505)
Net loss	(10,207)	(16,507)	(70,234)	(41,096)
Net income attributable to non-controlling interest	(10)	(12)	(16)	(38)
Net loss attributable to common stockholders	$(10,217)	$(16,519)	$(70,250)	$(41,134)

Weighted-average shares outstanding - basic and diluted	55,948	56,543	55,887	56,621
Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.29)	$(1.26)	$(0.73)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,207)	$(16,507)	$(70,234)	$(41,096)
Total other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(88)	37	162	386
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(2,077)	—	(5,708)
Total other comprehensive income (loss)	(88)	(2,040)	162	(5,322)

Total comprehensive loss	(10,295)	(18,547)	(70,072)	(46,418)
Comprehensive income attributable to non-controlling interest	(10)	(12)	(16)	(38)
Total comprehensive loss attributable to common stockholders	$(10,305)	$(18,559)	$(70,088)	$(46,456)

The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$885,623	$1,380	$887,003
Net (loss) income	—	—	—	—	(26,232)	(26,232)	6	(26,226)
Distributions	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Repurchases of common stock to settle tax obligations	(46,598)	—	(162)	—	—	(162)	—	(162)
Equity-based compensation, net	132,869	—	790	—	—	790	—	790
Other comprehensive income, net	—	—	—	219	—	219	—	219
Balance, March 31, 2024	55,869,819	$56	$1,145,264	$(45)	$(290,710)	$854,565	$1,386	$855,951
Net (loss) income	—	—	—	—	(33,801)	(33,801)	—	(33,801)
Distributions	—	—	—	—	(5,625)	(5,625)	—	(5,625)
Equity-based compensation, net	77,983	—	935	—	—	935	—	935
Other comprehensive income, net	—	—	—	31	—	31	—	31
Balance, June 30, 2024	55,947,802	$56	$1,146,199	$(14)	$(330,136)	$816,105	$1,386	$817,491
Net (loss) income	—	—	—	—	(10,217)	(10,217)	10	(10,207)
Distributions	—	—	—	—	(5,593)	(5,593)	—	(5,593)
Equity-based compensation, net	—	—	725	—	—	725	—	725
Other comprehensive loss, net	—	—	—	(88)	—	(88)	—	(88)
Balance, September 30, 2024	55,947,802	$56	$1,146,924	$(102)	$(345,946)	$800,932	$1,396	$802,328

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

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,234)	$(41,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,031	83,056
Non-cash revenue adjustments, net	783	(6,562)
Impairments	25,365	26,976
Gain on disposition of real estate assets	—	(18)
Loss on extinguishment of debt, net	1,078	504
Amortization of deferred financing costs	2,758	3,041
Equity-based compensation	2,450	1,902
Equity in loss of unconsolidated joint venture, net	497	326
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(698)	(2,545)
Accounts payable, accrued expenses and other liabilities, net	(3,269)	4,004
Net cash provided by operating activities	41,761	69,588
Cash flows from investing activities:
Investment in real estate assets	(34,734)	—
Capital expenditures and leasing costs	(12,649)	(12,746)
Proceeds from disposition of real estate, net	2,070	13,767
Return of investment from unconsolidated joint venture	987	1,374
Principal repayments received on notes receivable	1,200	—
Deposits for real estate assets	(1,350)	(2,340)
Uses and refunds of deposits for real estate assets	1,350	2,340
Proceeds from the settlement of property-related insurance claims	171	757
Net cash (used in) provided by investing activities	(42,955)	3,152
Cash flows from financing activities:
Proceeds from credit facility revolver	28,000	175,000
Repayments of credit facility revolver	(14,000)	—
Repayment of credit facility term loan	—	(175,000)
Payments of deferred financing costs	(1,363)	(5,654)
Repurchases of common stock under Share Repurchase Program	—	(5,018)
Repurchases of common stock to settle tax obligations	(162)	(74)
Payments of deferred equity offering costs	—	(41)
Distributions paid	(16,759)	(17,000)
Other financing activities	(116)	(68)
Net cash used in financing activities	(4,400)	(27,855)
Net change in cash and cash equivalents and restricted cash	(5,594)	44,885

Cash and cash equivalents and restricted cash, beginning of year	57,198	55,311
Cash and cash equivalents and restricted cash, end of period	$51,604	$100,196

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,473	$20,638
Restricted cash at beginning of year	34,725	34,673

ORION OFFICE REIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Cash and cash equivalents and restricted cash at beginning of year	$57,198	$55,311

Cash and cash equivalents at end of period	$16,564	$32,286
Restricted cash at end of period	35,040	67,910
Cash and cash equivalents and restricted cash at end of period	$51,604	$100,196
The accompanying notes are an integral part of these statements.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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
The Company was initially formed as a wholly owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, the Company became independent and publicly traded and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL” and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
During the nine months ended September 30, 2024, the Company commenced classifying certain of its properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from operating properties. Also during the nine months ended September 30, 2024, the Company completed a parcel split of its property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties. As of September 30, 2024, the Company owned and operated 70 office properties with an aggregate of 8.1 million leasable square feet located in 29 states.
In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of September 30, 2024, the Arch Street Joint Venture owned a portfolio consisting of six office properties totaling approximately 1.0 million leasable square feet located within six states.
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
September 30, 2024 (Unaudited)
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding real estate impairments and purchase price allocations.
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2024 and 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection.
Periodically the Company receives reimbursements from previous tenants that are recognized in rental revenue on a cash basis or when the amounts are definitively agreed upon. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $2.9 million of such reimbursements. No such amounts were recognized during the three and nine months ended September 30, 2023. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. The Company recognized lease termination income of $0.2 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $4.1 million during the three and nine months ended September 30,

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
2023, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended September 30, 2024 and 2023 and $0.6 million for the nine months ended September 30, 2024 and 2023.
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
Restricted Cash
The Company had $35.0 million and $34.7 million in restricted cash as of September 30, 2024 and December 31, 2023, respectively, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net on the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280, Segment Reporting). ASU 2023-07 serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures, on both an annual and interim basis, about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of profit or loss, other segment items and a description of its composition by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not anticipate the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2024, the Company acquired, for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of September 30, 2024.
Additionally, during the nine months ended September 30, 2024, the Company acquired fee simple, controlling financial interest in one real property and the improvements thereon including a 97,000 square foot flex/laboratory and R&D facility located in San Ramon, California for a gross purchase price of $34.6 million and external acquisition-related expenses of $0.1 million that were capitalized. The property is fully leased to a single tenant with a remaining lease term of 15.0 years as of the acquisition date.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following table presents the allocation of the purchase consideration and capitalized transaction costs to the assets acquired and liabilities assumed based on their relative fair values during the nine months ended September 30, 2024 (in thousands):

Real estate investment, at cost:
Land	$12,250
Building, fixtures and improvements	25,269
Total real estate investment, at cost	37,519
Acquired intangible assets:
Intangible lease asset	13,847
Assumed intangible liabilities:
Below-market lease liability	(16,632)
Net assets acquired	$34,734
During the three and nine months ended September 30, 2023, the Company had no acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total dispositions	—	2	1	2
Aggregate gross sales price	$—	$14,050	$2,100	$14,050

Gain on disposition of real estate assets	$—	$18	$—	$18
Property count	—	2	—	2

Impairments on disposition of real estate assets	$—	$—	$20	$—
Property count	—	—	1	—
As of September 30, 2024, the Company had no properties classified as held for sale. In November 2024, the Company closed on the sale of one vacant property for a gross sales price of $3.2 million. See Note 15 – Subsequent Events, below.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the periods indicated below (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	September 30, 2024	December 31, 2023
Intangible lease assets:
In-place leases, net of accumulated amortization of $173,264 and $193,470, respectively	9.0	$77,039	$103,997
Leasing commissions, net of accumulated amortization of $4,253 and $3,033, respectively	12.4	17,705	13,539
Above-market lease assets, net of accumulated amortization of $12,671 and $10,372, respectively	9.1	2,652	5,006
Deferred lease incentives, net of accumulated amortization of $792 and $419, respectively	11.0	4,105	3,822
Total intangible lease assets, net		$101,501	$126,364

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $25,083 and $23,176, respectively	14.8	$21,328	$8,074
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue was less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million for the nine months ended September 30, 2023. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $11.7 million and $42.1 million for the three and nine months ended September 30, 2024, respectively, and $18.5 million and $57.4 million for the three and nine months ended September 30, 2023, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029
In-place leases:
Total projected to be included in amortization expense	$8,859	$22,537	$16,157	$8,262	$5,517	$2,797
Leasing commissions:
Total projected to be included in amortization expense	$486	$1,943	$1,939	$1,912	$1,692	$1,403
Above-market lease assets:
Total projected to be deducted from rental revenue	$609	$849	$680	$237	$115	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$136	$527	$429	$405	$392	$381
Below-market lease liabilities:
Total projected to be added to rental revenue	$732	$2,147	$1,928	$1,766	$1,682	$1,500

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Nine Months Ended
Investment	September 30, 2024		September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023
Arch Street Joint Venture (2)	20%	6	$12,065	$13,549	$(497)	$(326)
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
(2)The total carrying value of the Company’s investment in the Arch Street Joint Venture was greater than the underlying equity in net assets by less than $0.1 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. This difference is related to a step up in the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The step up in fair value was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million as of September 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. The Company’s pro-rata share of the mortgage notes was $27.1 million as of September 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. In October 2024, the Arch Street Joint Venture and its lenders entered into an amendment to the loan agreement pursuant to which, among other things, the lenders agreed to modify certain conditions for the first loan extension and which amendment provides greater certainty the Arch Street Joint Venture will be able to satisfy all conditions for the first loan extension until November 27, 2025. In connection with the amendment, the Arch Street Joint Venture exercised the first extension option and is working with the lenders to satisfy all extension conditions, including a maximum loan-to-value of 60% which may result in a partial repayment of the mortgage notes that the Company anticipates will require it to fund a member loan to the Arch Street Joint Venture. The Company cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the first or second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, the Company’s investment in the Arch Street Joint Venture could be materially adversely affected.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the periods indicated below (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$7,919	$9,008
Straight-line rent receivable, net	16,225	15,655
Total	$24,144	$24,663

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Other assets, net consisted of the following as of the periods indicated below (in thousands):

	September 30, 2024	December 31, 2023
Restricted cash	$35,040	$34,725
Right-of-use assets, net (1)	22,448	26,596
Investment in unconsolidated joint venture	12,065	13,549
Deferred costs, net (2)	5,339	7,693
Prepaid expenses	3,240	1,318
Notes receivable (3)	2,500	3,700
Other assets, net	1,935	1,247
Total	$82,567	$88,828
____________________________________
(1)Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended September 30, 2024 and 2023 and $0.1 million for the nine months ended September 30, 2024 and 2023. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.4 million, and a below-market right-of-use asset, net of $6.5 million as of September 30, 2024. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.9 million, and a below-market right-of-use asset, net of $6.6 million as of December 31, 2023.
(2)Amortization expense for deferred costs related to the Revolving Facility was $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. Accumulated amortization for deferred costs related to the Revolving Facility was $6.3 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, the Company capitalized additional deferred costs of $1.0 million in connection with the third amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Also in connection with the third amendment to the Credit Agreement and resulting reduction in borrowing capacity, net deferred costs of $1.1 million were written-off and recognized in loss on extinguishment of debt, net in the consolidated statements of operations during the nine months ended September 30, 2024. Includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid-in capital for future issuances of shares of the Company’s common stock, as of September 30, 2024 and December 31, 2023.
(3)Notes receivable as of September 30, 2024 includes one long-term seller financed promissory note for one property sold during the year ended December 31, 2023. Notes receivable as of December 31, 2023 includes one long-term seller financed promissory note and one short-term seller financed promissory note for two properties sold during the year ended December 31, 2023. These loans were structured as first mortgage loans on the properties sold with an unsecured recourse guaranty from the buyer principal(s). The short-term seller financed promissory note was repaid in full during the nine months ended September 30, 2024.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2024
Derivative liabilities	$—	$102	$—	$102

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Derivative liabilities	$—	$264	$—	$264
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $60.0 million as of September 30, 2024 and December 31, 2023 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table summarizes the Company’s provisions for impairment during the periods indicated below (dollars in thousands). The impairment charges reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds with respect to real estate assets that were expected to be sold as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.

	Nine Months Ended September 30,
	2024	2023
Number of properties	8	6

Carrying value of impaired properties	$62,710	$54,803
Provisions for impairment	(25,365)	(26,976)
Estimated fair value	$37,345	$27,827
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
For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2024, the fair value measurement for seven properties were determined based on the sales price under a definitive agreement and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the nine months ended September 30, 2024, impairment charges of $22.1 million were recorded for held and used properties and impairment charges of $3.3 million were recorded for one disposed property. No impairment charges were recorded for held for sale properties during the nine months ended September 30, 2024.
For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2023, the fair value measurement for five properties was determined based on sales prices under definitive agreements and one property was determined by applying an estimated sales price based on market data. During the nine months ended September 30, 2023, impairment charges of $14.0 million were recorded for held and used properties, impairment charges of $8.4 million were recorded for held for sale properties and impairment charges of $4.6 million were recorded for disposed properties.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of the period indicated below, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2023
Assets of properties held and used	$—	$—	$5,402	$5,402
____________________________________
(1)The fair value of the level 2 category is derived using negotiated sales prices with third parties and the fair value of the level 3 category is derived using discounted cash flow analysis and management estimates of selling prices.
There were no assets measured at fair value on a non-recurring basis as of September 30, 2024.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (in thousands):

	Level	Carrying Value at September 30, 2024	Fair Value at September 30, 2024	Carrying Value at December 31, 2023	Fair Value at December 31, 2023
Assets:
Notes receivable	3	$2,500	$2,500	$2,500	$2,500

Liabilities (1):
Mortgages payable	2	$355,000	$341,241	$355,000	$334,897
Credit facility revolver	2	130,000	130,000	116,000	116,000
Derivative liabilities	2	102	102	264	264
Total		$485,102	$471,343	$471,264	$451,161
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
Note 6 – Debt, Net
As of September 30, 2024, the Company had $483.4 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.2 years and a weighted-average effective interest rate for the nine months ended September 30, 2024 of 5.88%. The following table summarizes the carrying value of debt as of September 30, 2024 and December 31, 2023, and the debt activity for the nine months ended September 30, 2024 (in thousands):

		Nine Months Ended September 30, 2024
	Balance as of December 31, 2023	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2024
Mortgages payable:
Outstanding balance	$355,000	$—	$—	$—	$355,000
Deferred costs	(2,144)	—	—	517	(1,627)
Mortgages payable, net	352,856	—	—	517	353,373

Credit facility revolver	116,000	28,000	(14,000)	—	130,000

Total debt	$468,856	$28,000	$(14,000)	$517	$483,373

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of September 30, 2024 (in thousands):

Total
October 1, 2024 to December 31, 2024	$—
2025	—
2026	130,000
2027	355,000
Total	$485,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of September 30, 2024, $130.0 million was outstanding under the Revolving Facility.
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. As of September 30, 2024, the weighted average effective interest rate of the Revolving Facility was 8.18%.
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% per annum of the unused portion of the Revolving Facility.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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
As of September 30, 2024, Orion OP was in compliance with the Revolving Facility financial covenants.
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
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
governing the CMBS Loan (the “CMBS Loan Agreement”), at any time, subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2024, the Company was in compliance with these financial covenants.
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
The Company’s mortgages payable consisted of the following as of September 30, 2024 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Interest Rate	Years to Maturity
Fixed-rate debt	19	$408,829	$355,000	4.97%	2.4
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million, of which the Company’s pro-rata share was $27.1 million, as of September 30, 2024.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2024 and December 31, 2023, the Company had outstanding derivative agreements with an aggregate notional amount of $60.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
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

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the Company’s consolidated balance sheets as of the periods indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate collars	Other liabilities, net	$(102)	$(264)
During the three and nine months ended September 30, 2024, the Company recorded unrealized losses of less than $0.1 million and unrealized gains of $0.2 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income. During the three and nine months ended September 30, 2023, the Company recorded unrealized gains of less than $0.1 million and $0.4 million, respectively, for changes in the fair value of its cash flow hedge in accumulated other comprehensive income.
During the three and nine months ended September 30, 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the three and nine months ended September 30, 2023, the Company reclassified previous gains of $2.1 million and $5.7 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive loss to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of September 30, 2024 and December 31, 2023, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the periods indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024	$—	$(102)	$—	$—	$(102)	$—	$—	$(102)
December 31, 2023	$—	$(264)	$—	$—	$(264)	$—	$—	$(264)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$21,647	$18,727
Cash paid for income taxes, net of refunds	$246	$453
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$6,920	$4,628
Accrued deferred financing costs	$17	$—
Distributions declared and unpaid	$5,595	$5,578
Land acquired upon finance lease termination	$3,470	$—

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the periods indicated below (in thousands):

	September 30, 2024	December 31, 2023
Accrued real estate and other taxes	$11,571	$11,794
Accrued capital expenditures and leasing costs	9,669	6,284
Accrued operating and other costs	7,868	8,673
Accrued interest	2,016	2,122
Accounts payable	1,113	1,606
Total	$32,237	$30,479
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
As of September 30, 2024, the Company had the following estimated total outstanding commitments (in thousands):

Total (1)
Tenant improvement allowances	$54,118
Reimbursable landlord work (2)	6,551
Non-reimbursable landlord work (2)	6,219
Leasing commissions	323
Total	$67,211
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
The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. The restricted cash included in the reserve was $34.7 million as of September 30, 2024, including $23.6 million for tenant improvement allowances and $11.1 million for rent concessions, and is included in other assets, net in the Company’s consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any such legal proceedings will have a material adverse effect upon its consolidated position or results of operations.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
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
Note 11 – Leases
Lessor
As of September 30, 2024, the Company’s operating leases have non-cancelable lease terms ranging from 0.2 years to 16.3 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed:
Cash rental revenue	$29,148	$35,491	$91,132	$108,005
Straight-line rental revenue	(1,283)	1,369	(974)	6,328
Lease intangible amortization	(68)	360	651	648
Fixed property operating cost reimbursements	1,531	1,737	4,422	4,520
Other fixed rental revenue	90	—	1,128	235
Total fixed	29,418	38,957	96,359	119,736
Variable:
Variable property operating cost reimbursements	8,786	9,203	27,451	28,364
Other variable rental revenue	772	716	2,084	2,590
Total variable	9,558	9,919	29,535	30,954
Total rental revenue	$38,976	$48,876	$125,894	$150,690
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of September 30, 2024 (in thousands).

Future Minimum Base Rent Payments
October 1, 2024 - December 31, 2024	$26,506
2025	89,393
2026	88,837
2027	68,891
2028	55,236
2029	41,624
Thereafter	211,582
Total	$582,069
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of September 30, 2024, the Company’s operating leases had remaining lease terms ranging

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
from 1.2 years to 60.3 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.76% as of September 30, 2024. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended September 30, 2024 and 2023, and $0.9 million for the nine months ended September 30, 2024 and 2023. No cash paid for operating lease liabilities was capitalized for the three and nine months ended September 30, 2024 and 2023.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of September 30, 2024 (in thousands).

Future Minimum Lease Payments
October 1, 2024 - December 31, 2024	$292
2025	1,184
2026	778
2027	752
2028	761
2029	473
Thereafter	12,044
Total	16,284
Less: imputed interest	5,652
Total	$10,632
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
Dividends
During the nine months ended September 30, 2024 and 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
On November 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2024, payable on January 15, 2025, to stockholders of record as of December 31, 2024.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million. As of September 30, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
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
During the nine months ended September 30, 2024 and 2023, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of September 30, 2024, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs. The Company adjusts for forfeitures of Time-Based RSUs and Performance-Based RSUs as they occur.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2024, was $0.7 million and $2.4 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2023, was $0.6 million and $1.7 million, respectively. As of September 30, 2024, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.6 million, with an aggregate weighted-average remaining term of 1.8 years.
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to its former employees of Realty Income which included time-based restricted stock units and stock options granted in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the nine months ended September 30, 2024 and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. There was no equity-based compensation expense related to the Realty Income equity-based compensation awards recognized during the three months ended September

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
30, 2024. As of September 30, 2024, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options.
Note 14 - Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,207)	$(16,507)	$(70,234)	$(41,096)
Income attributable to non-controlling interest	(10)	(12)	(16)	(38)
Net loss available to common stockholders used in basic and diluted net loss per share	(10,217)	(16,519)	(70,250)	(41,134)

Weighted average shares of common stock outstanding - basic	55,948	56,543	55,887	56,621
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	55,948	56,543	55,887	56,621

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.29)	$(1.26)	$(0.73)
____________________________________
(1)As of September 30, 2024 and 2023, there were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were anti-dilutive.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average unvested Time-Based RSUs (1)	236	26	19	3
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On November 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2024, payable on January 15, 2025, to stockholders of record as of December 31, 2024.
Arch Street Joint Venture Mortgage Notes
In October 2024, the Arch Street Joint Venture and its lenders entered into an amendment to the loan agreement pursuant to which, among other things, the lenders agreed to modify certain conditions for the first loan extension and which amendment provides greater certainty the Arch Street Joint Venture will be able to satisfy all conditions for the first loan extension until November 27, 2025. In connection with the amendment, the Arch Street Joint Venture exercised the first extension option and is working with the lenders to satisfy all extension conditions, including a maximum loan-to-value of 60% which may result in a partial repayment of the mortgage notes that the Company anticipates will require it to fund a member loan to the Arch Street Joint Venture. The Company cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the first or second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, the Company’s investment in the Arch Street Joint Venture could be materially adversely affected.

ORION OFFICE REIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
Disposition
In November 2024, the Company closed on the sale of one vacant property for a gross sales price of $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect Orion Office REIT Inc.’s (the “Company, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, expected borrowings and financing costs and the payment of future dividends. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collections. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that our joint venture partner may fail to fund its share of required capital contributions and that the unconsolidated joint venture may be unable to satisfy the extension conditions or otherwise extend or refinance its outstanding mortgage debt on or prior to maturity;
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of September 30, 2024, multiplied by 12, including the Company’s pro rata share of such amounts from the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
During the nine months ended September 30, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from the presentation of the Company’s portfolio of operating properties. Also during the nine months ended September 30, 2024, we completed a parcel split of our property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties. As of September 30, 2024, we owned and operated 70 office properties with an aggregate of 8.1 million leasable square feet located in 29 states with an occupancy rate of 74.0% and a weighted-average remaining lease term of 5.0 years. Including our pro rata share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.3 million leasable square feet with an occupancy rate of 74.6%, or 76.9% adjusted for three operating properties that are currently under agreement to be sold or have been sold following September 30, 2024, and a weighted-average remaining lease term of 5.0 years as of September 30, 2024.
The Company was initially formed as a wholly owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Office REIT LP (“Orion OP”), and, on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).

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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 2.8% and 13.0% of our annualized base rent are scheduled to expire during the remainder of 2024 and in 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us.
Our leasing and asset disposition activity since the completion of our distribution from Realty Income continues to be adversely impacted by a variety of market and property specific conditions. Since the onset of the COVID-19 pandemic, the office leasing market has experienced significantly reduced demand for space and changes in space usage as tenants seek to attract employees back to the office, in newer, renovated buildings with more amenities. As of September 30, 2024, 63.3%, 31.7% and 5.0% of our office buildings by square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of September 30, 2024, our class B and class C properties collectively included the following 10% or greater geographic concentrations as measured by square footage: Texas (17.1%) and California (11.2%); and the following 10% or greater property type concentrations as measured by square footage: Traditional Office (65.2%) and Flex/Industrial (20.1%). In the current office environment, class B and class C buildings generally have been experiencing reduced demand and lease or sell at discounts to class A buildings and our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our building to the value of newer space with more amenities asking higher rent in other buildings in the market. The class of buildings we own may be negatively impacting our leasing velocity and pushing our leasing costs higher and may also be negatively impacting our sales price on non-core asset dispositions.
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend or refinance our debt obligations as they come due. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and likely increase our cost of, capital as we seek to extend or refinance our debts. On May 16, 2024, we exercised our option to extend the maturity date of our Revolving Facility for 18 months from November 12, 2024 to May 12, 2026. Upon exercising the extension, our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million, which are scheduled to mature on November 27, 2024. As of September 30, 2024, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $27.1 million. The Arch Street Joint Venture has two successive one-year options to extend the maturity date until November 27, 2026, however, the extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. In October 2024, the Arch Street Joint Venture and its lenders entered into an amendment to the loan agreement pursuant to which, among other things, the lenders agreed to modify certain conditions for the first loan extension and which amendment provides greater certainty the Arch Street Joint Venture will be able to satisfy all conditions for the first loan extension until November 27, 2025. In connection with the amendment, the Arch Street Joint Venture exercised the first extension option and is working with the lenders to satisfy all extension conditions, including a maximum loan-to-value of 60% which may result in a partial repayment of the mortgage notes that we anticipate will require us to fund a member loan to the Arch Street Joint Venture. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the first or second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
One of our main asset management strategies since the completion of our distribution from Realty Income has been to sell vacant and identified non-core assets that do not fit our long-term investment objectives. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. We expect to continue this non-core asset disposition strategy through the remainder of 2024 and in 2025. We cannot provide any assurance as to whether we will be able to sell non-core assets on favorable terms and in a timely manner, or at all.
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
Basis of Presentation
For the three and nine months ended September 30, 2024 and 2023, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture.

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
Critical Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, expectations and projections regarding future events and plans, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Allocation of Purchase Price of Real Estate Assets
We generally account for acquisitions of properties as asset acquisitions and we measure the real estate assets acquired based on the purchase price or total consideration exchanged, inclusive of acquisition costs, and allocate the total consideration exchanged to tangible and intangible assets and liabilities based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and improvements. Intangible assets consist of any above-market and below-market leases, acquired in-place leases and other identified intangible assets and assumed liabilities (including ground leases, if applicable). Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•The value allocated to land, as opposed to buildings, fixtures and improvements, affects the amount and timing of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and improvements.
•Intangible lease assets and liabilities can be significantly affected by estimates, including market rent, lease term (including renewal options at rental rates below estimated market rental rates), carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions.
•If any financing is assumed, we determine whether such financing is above-market or below-market based upon comparison to similar financing terms for similar investment properties.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.
Significant Transactions Summary
Activity through September 30, 2024
Real Estate Operations
•During the nine months ended September 30, 2024, we acquired fee simple interest in one real property and the improvements thereon including a 97,000 square foot flex/lab/R&D facility in San Ramon, California for a gross purchase price of $34.6 million. This property is fully leased to a single tenant and had a remaining lease term of 15.0 years as of the acquisition date. We utilized $28.0 million of borrowings under the Revolving Facility and the remaining purchase price was funded using cash on hand.
•During the nine months ended September 30, 2024 and shortly thereafter, we closed on the sale of two vacant properties for an aggregate gross sales price of $5.3 million. In October 2024, the proposed buyer of our six-property former Walgreens campus in Deerfield, Illinois, elected to terminate the purchase and sale agreement we originally entered into with them in January 2023 related to the proposed buyer’s failure to obtain certain governmental approvals contemplated by its redevelopment plans. As of November 7, 2024, we had pending agreements in place to sell two operating properties for an aggregate gross sales price of $21.5 million. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and receipt of governmental approvals, and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
•During the nine months ended September 30, 2024, we completed approximately 832,000 square feet of lease renewals and new leases across 10 different properties with a weighted average lease term of 6.7 years.
•During the nine months ended September 30, 2024, seven leases expired consisting of 1.1 million square feet. As of September 30, 2024, we had a total of 10 fully vacant operating properties.
Debt
•On May 3, 2024, we entered into an amendment to the Credit Agreement (the “Third Amendment”), pursuant to which we have rightsized the Revolving Facility to $350.0 million through a $75.0 million-capacity reduction.
•On May 16, 2024, we exercised our option to extend the maturity date of our Revolving Facility for 18 months from November 12, 2024 to May 12, 2026.
•As of September 30, 2024, we had $220.0 million of borrowing capacity under the Revolving Facility and $130.0 million of outstanding borrowings thereunder. Our interest rate collar agreements with an aggregate notional amount of $60.0 million remain in effect until May 12, 2025.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the first, second and third quarters of 2024 which were paid on April 15, 2024, July 15, 2024 and October 15, 2024. On November 6, 2024 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2024, payable on January 15, 2025, to stockholders of record as of December 31, 2024.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of the periods indicated below, including our pro rata share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	September 30, 2024	December 31, 2023
Portfolio Metrics
Operating properties (1)	70	75
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1) (2)	8,299	8,884
Annualized base rent (in thousands)	$124,001	$141,293
Occupancy rate (3)	74.6%	80.4%
Leased rate (4)	75.6%	80.4%
Investment-grade tenants (5)	74.4%	70.6%
Weighted-average remaining lease term (in years)	5.0	4.0
____________________________________
(1)During the nine months ended September 30, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in six properties being removed from the presentation of the Company’s portfolio of operating properties and the associated rentable square feet. Also during the nine months ended September 30, 2024, we completed a parcel split of our property located in Amherst, New York, which included two buildings. As a result of the split, the two parcels and respective buildings on the parcels are being reported as separate operating properties.
(2)Represents leasable square feet of operating properties and the Company’s pro rata share of leasable square feet of properties owned by the Arch Street Joint Venture.
(3)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for three operating properties that are currently under agreements to be sold or have been sold following September 30, 2024, the occupancy rate as of September 30, 2024 equals 76.9%.
(4)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(5)Based on annualized base rent of our real estate portfolio, including the Company’s pro rata share of annualized base rent for properties owned by the Arch Street Joint Venture, as of September 30, 2024. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Metrics
Total revenues	$39,178	$49,076	$126,499	$151,290
Net loss attributable to common stockholders	$(10,217)	$(16,519)	$(70,250)	$(41,134)
Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.29)	$(1.26)	$(0.73)
FFO attributable to common stockholders (1)	$10,122	$22,317	$39,436	$70,194
FFO attributable to common stockholders per diluted share (1)	$0.18	$0.39	$0.71	$1.24

Core FFO attributable to common stockholders (1)	$12,027	$24,053	$46,563	$76,271
Core FFO attributable to common stockholders per diluted share (1)	$0.21	$0.43	$0.83	$1.35
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.0 year weighted-average remaining lease term and the significant lease maturities which will continue across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of September 30, 2024, we had the following estimated total outstanding rent concessions and leasing costs (in thousands, except per square foot amounts).

	Outstanding Amount	Related Square Footage (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$12,643	631	$20.04
Tenant improvement allowances	54,118	1,688	32.06
Reimbursable landlord work (3)	6,551	128	51.18
Non-reimbursable landlord work (3)	6,219	611	10.18
Leasing commissions	323	170	1.90
Total	$79,854	1,916	41.68
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. The restricted cash included in this reserve totaled $34.7 million as of

September 30, 2024, including $23.6 million for tenant improvement allowances and $11.1 million for rent concessions, and is included in other assets, net in our consolidated balance sheets.
During the period indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands). There were no new or renewed leases executed during the three months ended September 30, 2023.

	Three Months Ended September 30, 2024
	New Leases	Renewals	Total
Number of leases	—	4	4
Rentable square feet leased	—	254	254
Weighted average rental rate change (cash basis) (1)	N/A	5.6%	5.6%
Tenant rent concessions and leasing costs (2)	$—	$6,159	$6,159
Tenant rent concessions and leasing costs per rentable square foot (3)	$—	$24.24	$24.24
Weighted average lease term (by rentable square feet) (years) (4)	0.0	8.7	8.7
Tenant rent concessions and leasing costs per rentable square foot per year	$—	$2.80	$2.80
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
(2)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes. For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(3)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended September 30, 2024.
(4)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the three months ended September 30, 2024 would be 8.9 years if such non-firm terms were included.

During the periods indicated below, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Nine Months Ended September 30, 2024
	New Leases	Renewals	Total
Number of leases	4	8	12
Rentable square feet leased	149	683	832
Weighted average rental rate change (cash basis) (1) (2)	N/A	3.2%	3.2%
Tenant rent concessions and leasing costs (3)	$19,942	$7,637	$27,579
Tenant rent concessions and leasing costs per rentable square foot (4)	$133.47	$11.18	$33.12
Weighted average lease term (by rentable square feet) (years) (5)	10.2	5.9	6.7
Tenant rent concessions and leasing costs per rentable square foot per year	$13.06	$1.90	$4.97

	Nine Months Ended September 30, 2023
	New Leases	Renewals	Total
Number of leases	3	3	6
Rentable square feet leased	18	111	129
Weighted average rental rate change (cash basis) (1) (2)	(19.8)%	17.3%	13.5%
Tenant rent concessions and leasing costs (3)	$799	$1,065	$1,864
Tenant rent concessions and leasing costs per rentable square foot (4)	$44.19	$9.62	$14.48
Weighted average lease term (by rentable square feet) (years) (5)	7.8	9.8	9.5
Tenant rent concessions and leasing costs per rentable square foot per year	$5.65	$0.98	$1.52
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
(2)Excludes four new leases for approximately 149,000 and one new lease for approximately 4,000 square feet of space for the nine months ended September 30, 2024 and 2023, respectively, that had been vacant for more than 12 months at the time the new lease was executed.
(3)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes. For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(4)Includes reimbursable landlord funded improvements of $32.02 per rentable square foot for new leases, $0.40 per rentable square foot for renewals, and $6.07 per rentable square foot in total for the nine months ended September 30, 2024. Includes reimbursable tenant improvement allowances of $13.05 per rentable square foot for new leases and $2.34 per rentable square foot in total for the nine months ended September 30, 2024. There were no reimbursable landlord funded improvements or reimbursable tenant improvement allowances for the nine months ended September 30, 2023.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the nine months ended September 30, 2024 and 2023, would be 7.6 years and 10.2 years, respectively, if such non-firm terms were included.
During the nine months ended September 30, 2024, seven leases across six properties expired consisting of 1.1 million square feet. During the nine months ended September 30, 2024, we closed on the sale of one of these six properties comprising approximately 96,000 square feet. During the three months ended September 30, 2024, two leases expired comprising a total of 500,000 square feet. We currently intend to re-tenant the vacancy at these properties. The expired base rent per square foot and our market rent estimates for the properties are as follows (square feet in thousands):

Property Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Warwick, Rhode Island	70	$11.43	$12.00 - $14.00
Buffalo, New York	430	$19.63	$19.00 - $21.00

Our market rent estimates are based on a variety of assumptions and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease related costs (1)	$1,675	$—	$5,430	$977
Lease incentives (2)	579	2,088	656	2,088
Building, fixtures and improvements (3)	3,803	6,271	9,735	10,804
Total capital expenditures	$6,057	$8,359	$15,821	$13,869
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and nine months ended September 30, 2024 and 2023.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Rental	$38,976	$48,876	$(9,900)	$125,894	$150,690	$(24,796)
Fee income from unconsolidated joint venture	202	200	2	605	600	5
Total revenues	$39,178	$49,076	$(9,898)	$126,499	$151,290	$(24,791)
Rental
The decreases in rental revenues of $9.9 million and $24.8 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 was primarily due to a decrease in our overall occupied square footage from scheduled vacancies of $8.2 million and $20.9 million during the three and nine months ended September 30, 2024, respectively, and the impact from property dispositions of $1.8 million and $6.7 million during the three and nine months ended September 30, 2024, respectively. Our portfolio occupancy rate was 74.0% and we had 70 operating properties with an aggregate of 8.1 million leasable square feet and six non-operating properties as of September 30, 2024, as compared to a portfolio occupancy rate of 80.1% and 79 operating properties with an aggregate of 9.3 million leasable square feet as of September 30, 2023. The decrease in revenues during the nine months ended September 30, 2024 was partially offset by $2.9 million of reimbursements from previous tenants for certain end of lease obligations.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Property operating	$16,643	$15,506	$1,137	$48,399	$46,337	$2,062
General and administrative	4,468	4,367	101	13,961	13,241	720
Depreciation and amortization	19,913	27,013	(7,100)	83,031	83,056	(25)
Impairments	—	11,403	(11,403)	25,365	26,976	(1,611)
Transaction related	105	101	4	382	356	26
Total operating expenses	$41,129	$58,390	$(17,261)	$171,138	$169,966	$1,172
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $1.1 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase during the three months ended September 30, 2024 compared to the same period in 2023 is the result of property vacancies which led to the recognition of certain operating expenses which were previously paid directly by the tenant of $1.0 million and the timing of certain operating expenses of $0.4 million, offset by decreases in property operating expenses resulting from property dispositions of $0.2 million. The increase during the nine months ended September 30, 2024 compared to the same period in 2023 is the result of expenses from property vacancies of $2.1 million and timing of certain operating expenses of $1.0 million, offset by decreases in property operating expenses resulting from property dispositions of $1.1 million.
General and administrative expenses
General and administrative expenses increased $0.1 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to increased stock compensation expense of $0.1 million and $0.7 million for additional equity award issuances.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $7.1 million and less than $0.1 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 due to the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early lease terminations of $7.0 million and $15.8 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decrease of depreciation and amortization expense during the nine months ended September 30, 2024 compared to the same period in 2023 was partially offset by the full depreciation of $15.9 million during the nine months ended September 30, 2024 of the buildings at a six-property campus in Deerfield, Illinois. This accelerated depreciation was the result of management’s designation of the properties as non-operating.
Impairments
Impairments decreased $11.4 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The impairment charges of $25.4 million in the nine months ended September 30, 2024, include a total of eight properties and the charges were incurred primarily with respect to real estate assets expected to be sold or sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $11.4 million and $27.0 million with respect to four and six properties were recorded during three and nine months ended September 30, 2023, respectively. There were no impairment charges recognized during the three months ended September 30, 2024. See Note 5 - Fair Value Measures for further information.

Transaction related expenses
Transaction related expense remained relatively consistent at $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Increase/(Decrease)	2024	2023	2024 vs 2023 Increase/(Decrease)
Interest expense, net	$(8,170)	$(7,380)	$790	$(24,374)	$(21,741)	$2,633
Gain on disposition of real estate assets	$—	$18	$(18)	$—	$18	$(18)
Loss on extinguishment of debt, net	$—	$—	$—	$(1,078)	$(504)	$574
Other income, net	$208	$437	$(229)	$580	$638	$(58)
Equity in loss of unconsolidated joint venture, net	$(218)	$(108)	$110	$(497)	$(326)	$171
Provision for income taxes	$(76)	$(160)	$(84)	$(226)	$(505)	$(279)
Interest expense, net
Interest expense, net increased $0.8 million and $2.6 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, which was primarily due to higher interest rates, partially offset by lower outstanding debt during the three and nine months ended September 30, 2024. The Company’s average debt outstanding was $473.5 million and $478.0 million for the three and nine months ended September 30, 2024, respectively, compared to $530.0 million for each of the same periods in 2023. The Company’s weighted-average interest rate on its debt obligations was 5.88% for the three and nine months ended September 30, 2024, and 4.63% for the three and nine months ended September 30, 2023. Interest expense for the three and nine months ended September 30, 2024 included no offsets of reclassified previous gains or losses on interest rate derivatives from accumulated other comprehensive income (loss), compared with $2.1 million and $5.7 million of reclassified gains during the three and nine months ended September 30, 2023, respectively.
Gain on disposition of real estate assets
There was no gain on disposition of real estate assets recognized for the three and nine months ended September 30, 2024 as compared to less than $0.1 million gain on disposition of real estate assets during the three and nine months ended September 30, 2023. The gain recognized in the three and nine months ended September 30, 2023 was related to two dispositions which were subject to cumulative impairment losses of $7.6 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the nine months ended September 30, 2024 related to the proportionate write off of deferred financing costs due to the reduction of the borrowing capacity of the Revolving Facility of $75.0 million in connection with the Third Amendment to the Credit Agreement. Loss on extinguishment of debt, net during the nine months ended September 30, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as discussed below.
Other income, net
Other income, net decreased $0.2 million during the three months ended September 30, 2024 as compared to the same period in 2023, which was primarily due to decreased money market interest of $0.3 million from a closed account. Other income, net for the nine months ended September 30, 2024 was essentially unchanged compared to the same period in 2023.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture remained relatively consistent during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.

Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes declined modestly during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(10,217)	$(16,519)	$(70,250)	$(41,134)
Depreciation and amortization of real estate assets	19,875	26,988	82,929	82,982
Gain on disposition of real estate assets	—	(18)	—	(18)
Impairment of real estate	—	11,403	25,365	26,976
Proportionate share of adjustments for unconsolidated joint venture	464	463	1,392	1,388
FFO attributable to common stockholders	$10,122	$22,317	$39,436	$70,194

Transaction related	105	101	382	356
Amortization of deferred financing costs	920	933	2,758	3,041
Amortization of deferred lease incentives	126	(14)	373	187
Equity-based compensation	725	687	2,450	1,902
Loss on extinguishment of debt, net	—	—	1,078	504
Proportionate share of adjustments for unconsolidated joint venture	29	29	86	87
Core FFO attributable to common stockholders	$12,027	$24,053	$46,563	$76,271

Weighted-average shares of common stock outstanding - basic	55,948	56,543	55,887	56,621
Effect of weighted-average dilutive securities (1)	236	26	19	4
Weighted-average shares of common stock outstanding - diluted	56,184	56,569	55,906	56,625

FFO attributable to common stockholders per diluted share	$0.18	$0.39	$0.71	$1.24
Core FFO attributable to common stockholders per diluted share	$0.21	$0.43	$0.83	$1.35
____________________________________
(1)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and nine months ended September 30, 2024 and 2023, as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of September 30, 2024, we had $16.6 million of cash and cash equivalents and $220.0 million of borrowing capacity under the Revolving Facility.
During the nine months ended September 30, 2024, we acquired fee simple interest in one real property and the improvements thereon including a 97,000 square foot flex/lab/R&D facility in San Ramon, California for a gross purchase price of $34.6 million. This property is fully leased to a single tenant and has a remaining lease term of 15.0 years as of the acquisition date. We utilized $28.0 million of borrowings under the Revolving Facility and the remaining purchase price was funded using cash on hand.

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
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million as of September 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. Our pro-rata share of the mortgage notes was $27.1 million as of September 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. In October 2024, the Arch Street Joint Venture and its lenders entered into an amendment to the loan agreement pursuant to which, among other things, the lenders agreed to modify certain conditions for the first loan extension and which amendment provides greater certainty the Arch Street Joint Venture will be able to satisfy all conditions for the first loan extension until November 27, 2025. In connection with the amendment, the Arch Street Joint Venture exercised the first extension option and is working with the lenders to satisfy all extension conditions, including a maximum loan-to-value of 60% which may result in a partial repayment of the mortgage notes that we anticipate will require us to fund a member loan to the Arch Street Joint Venture. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the first or second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
Credit Agreements
Summary
The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of September 30, 2024 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Interest Rate	Maturity	Total	2024	2025	2026	2027
Credit facility revolver (1)	SOFR + 3.35%	May 2026	$130,000	$—	$—	$130,000	$—
Mortgages payable (2)	4.971%	February 2027	355,000	—	—	—	355,000
Total			$485,000	$—	$—	$130,000	$355,000
____________________________________
(1)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of September 30, 2024, a total of $60.0 million of the debt outstanding under the Revolving Facility was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(2)The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million, of which our pro-rata share was $27.1 million, as of September 30, 2024.
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
As of September 30, 2024, we had $485.0 million of total consolidated debt outstanding, consisting of a $355.0 million CMBS Loan and $130.0 million outstanding under our Revolving Facility. In addition, our pro rata share of the mortgage notes of the Arch Street Joint Venture was $27.1 million as of September 30, 2024.
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
In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of September 30, 2024, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second and third amendments described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	September 30, 2024
Ratio of total indebtedness to total asset value	≤ 60%	39.2%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.68x
Ratio of secured indebtedness to total asset value	≤ 40%	29.4%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	16.0%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	5.30x
Unencumbered asset value	≥ $500.0 million	$797.4 million
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
As of September 30, 2024, Orion OP was in compliance with these financial covenants.
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

The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time, subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arms’ length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement.
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2024, the Company was in compliance with these financial covenants.
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

Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement will expire on November 12, 2024.
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
During the nine months ended September 30, 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of our common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10
On November 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share for the fourth quarter of 2024, payable on January 15, 2025, to stockholders of record as of December 31, 2024.
Our dividend policy is established at the discretion of the Company’s Board of Directors and the amount and timing of dividends will depend upon cash generated by operating activities, the Company’s business, financial condition, results of operations, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Company’s Board of Directors deems relevant. The Company’s Board of Directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of September 30, 2024, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding capital expenditures and leasing costs at our properties and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million. As of September 30, 2024, the Company had approximately $45.0 million available under the Share Repurchase Program.
Cash Flow Analysis for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the changes in cash flows for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30,		2024 vs 2023 Increase/(Decrease)
	2024	2023
Net cash provided by operating activities	$41,761	$69,588	$(27,827)
Net cash (used in) provided by investing activities	$(42,955)	$3,152	$(46,107)
Net cash used in financing activities	$(4,400)	$(27,855)	$23,455
Net cash provided by operating activities decreased $27.8 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in our revenue overall as a result of dispositions and vacancies and net changes in accounts payable, accrued expenses and other liabilities, net, offset by net changes in accounts receivable, net and other assets, net.

Net cash from investing activities decreased $46.1 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the acquisition of one real estate asset of $34.7 million and a decrease in proceeds from the sale of real estate assets of $11.7 million, offset by the payments received on notes receivable of $1.2 million.
Net cash used in financing activities decreased $23.5 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to net draws on the Revolving Facility of $14.0 million during the nine months ended September 30, 2024, repurchases of common stock under the Share Repurchase program of $5.0 million during the nine months ended September 30, 2023, and payments of deferred financing costs of $1.4 million during the nine months ended September 30, 2024 compared to deferred financing costs of $5.7 million paid during the same period in 2023.
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
Interest Rate Risk
As of September 30, 2024, our debt included fixed-rate debt, with a fair value and carrying value of $341.2 million and $355.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $7.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $7.5 million.
As of September 30, 2024, our debt included variable-rate debt with a fair value and carrying value of $130.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2024 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.3 million annually.
As of September 30, 2024, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of September 30, 2024, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated and combined financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any downturn of the economic conditions in one or more of these tenants, geographies or industries, or any other concentrations to which the Company is subject, could result in a material reduction of our cash flows or material losses to us. During the nine months ended September 30, 2024, the lease at our property in Buffalo, New York for 0.4 million square feet and $8.5 million of annualized base rent expired. Our annualized base rent as a percent of the total portfolio for New York was 4.9% as of September 30, 2024 compared to 10.2% as of December 31, 2023.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The non-recourse mortgage notes associated with the Arch Street Joint Venture of $135.7 million as of September 30, 2024 are scheduled to mature on November 27, 2024, and the Arch Street Joint Venture has two successive one-year options to extend the maturity until November 27, 2026. Our pro-rata share of the mortgage notes was $27.1 million as of September 30, 2024. The extension options are subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. In October 2024, the Arch Street Joint Venture and its lenders entered into an amendment to the loan agreement pursuant to which, among other things, the lenders agreed to modify certain conditions for the first loan extension and which amendment provides greater certainty the Arch Street Joint Venture will be able to satisfy all conditions for the first loan extension until November 27, 2025. In connection with the amendment, the Arch Street Joint Venture exercised the first extension option and is working with the lenders to satisfy all extension conditions, including a maximum loan-to-value of 60% which may result in a partial repayment of the mortgage notes that we anticipate will require us to fund a member loan to the Arch Street Joint Venture. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the first or second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: November 7, 2024