Form 10-K
period 2024-12-31
Orion Office REIT Inc.
filed 2025-03-05
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-40873

Orion Properties Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of common stock, $0.001 par value per share, held by non-affiliates of the registrant was $199.6 million based upon the shares outstanding and the last reported sale price of $3.59 per share on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 56,109,281 shares of common stock of the registrant outstanding as of February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ORION PROPERTIES INC.
For the fiscal year ended December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” which reflect Orion Properties Inc.’s (the “Company”, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, expected borrowings and financing costs and the payment of future dividends. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collections. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•our ability to acquire new properties, convert certain vacant properties to multi-tenant use and sell non-core assets on favorable terms and in a timely manner, or at all;
•risks associated with acquisitions, including the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected;
•our assumption concerning tenant utilization and renewal probability of dedicated use assets, and our ability to successfully execute on our strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets;
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
•uncertainty as to whether the new Department of Government Efficiency, or DOGE, will lead to efforts by the General Services Administration to exercise termination options under or otherwise seek to terminate our leases with the United States Government or make it more likely the United States Government terminates the applicable lease at lease expiration;
•the cost of rent concessions, tenant improvement allowances and leasing commissions;
•the potential for termination of existing leases pursuant to tenant termination rights;
•the amount, growth and relative inelasticity of our expenses;
•risks associated with the ownership and development of real property;

•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that our joint venture partner may not be able to contribute its share of capital requirements;
•our ability to close pending real estate transactions, which may be subject to conditions that are outside of our control;
•we may change our dividend policy at any time, and therefore the amount, timing and continued payment of dividends are not assured;
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
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of December 31, 2024, multiplied by 12, including the Company’s proportionate share of such amounts related to the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
Under a “net lease”, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs in accordance with the lease terms). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot, in each case, as further defined in the applicable lease). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease.

PART I
Item 1. Business.
Overview
Orion Properties Inc. is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. On March 5, 2025, we changed our name from Orion Office REIT Inc. to Orion Properties Inc. to better describe our broader investment strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We define dedicated use assets as those that include a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, and would therefore not be considered traditional office properties.
Orion was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to the Company’s stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, we became an independent and publicly traded company, and our common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL.” The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2024, we owned and operated 69 operating properties with an aggregate of 7.9 million leasable square feet located in 29 states with an occupancy rate of 73.0% and a weighted-average remaining lease term of 5.2 years. We also owned a 20% equity interest in the Arch Street Joint Venture which, as of December 31, 2024, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted-average remaining lease term of 5.2 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.1 million leasable square feet with an occupancy rate of 73.7%, or 73.1% adjusted for two operating properties that are currently under agreements to be sold, and a weighted-average remaining lease term of 5.2 years as of December 31, 2024.
As of December 31, 2024, one tenant exceeded 10% of our annualized base rent: the General Services Administration at 16.3%. As of December 31, 2024, we had a total of 15 leases with the General Services Administration with a weighted average remaining lease term of 4.7 years.
As of December 31, 2024, properties located in the following states accounted for over 10% of our annualized base rent:

Geographic Concentration	% of Total Annualized Base Rent
Texas	16.5%
New Jersey	12.5%
As of December 31, 2024, tenants in the following industries accounted for over 10% of our annualized base rent:

Tenant Industry Concentration	% of Total Annualized Base Rent
Government & Public Services	16.8%
Health Care Equipment & Services	13.4%
Financial Institutions	11.4%
Capital Goods	11.0%

Investment Strategy
We employ a proven, cycle-tested investment evaluation framework which serves as the lens through which we make capital allocation decisions. This framework prescribes that investments are evaluated along the following parameters:
Asset Management. We employ active asset management strategies and work to leverage our tenant relationships to attract and retain high-quality creditworthy tenants, drive re-leasing and renewal activity and maximize our tenant retention rates. As part of our asset management efforts, we assess each property in our portfolio, including with respect to its existing leases, property type and tenant utilization, future leasing opportunities, geographic market, and marketability for sale, as well as how each property contributes to the portfolio as a whole, to determine the appropriate strategy, including potential disposition opportunities. Additionally, we may seek to address any lease roll or vacancy in our portfolio by converting the space to multi-tenant office or other use if our management team considers conversion to be the value-maximizing alternative for the subject property.
Capital Recycling. We intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from the sale of real estate assets are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes. As part of our capital recycling efforts, we are seeking opportunities to invest in properties featuring, among other uses, government, medical, laboratory and research and development, and flex operations. Our experience is that these properties have greater tenant utilization and higher renewal probability, given their generally specialized uses and general inability for the tenant’s employees to conduct business at these sites on a remote or hybrid basis. Consistent with the foregoing capital recycling strategy, during the year ended December 31, 2024, we acquired an approximately 97,000 square foot flex/laboratory and R&D facility in San Ramon, California for a gross purchase price of $34.6 million. The property is fully leased to a high credit quality tenant through August 2039. As of December 31, 2024, approximately 31.8% of our annualized base rent was derived from properties we deemed dedicated use assets. We will continue to invest in the properties we own today when we believe those properties will produce attractive risk-adjusted yields on our investment plus any incremental capital we must invest and we will consider adding traditional office properties to the portfolio when we expect those properties to produce attractive, risk adjusted yields during our hold period through disposition but we intend to increase our focus on and exposure to dedicated use assets.
Suburban Market Features. We primarily own commercial real properties located in suburban markets and seek to capitalize on de-urbanization trends amplified by the migration of millennials to the suburbs in the post-COVID environment. 39.2% of our annualized base rent as of December 31, 2024 was from Sun Belt markets. We believe these markets will continue to benefit from an increasing number of corporate relocations from urban coastal markets to inland secondary markets, as companies and employees alike seek a lower cost of living, business-friendly tax and regulatory environments, less density, and better weather. Additionally, we believe there are a variety of markets outside the Sun Belt which possess similar attractive characteristics and will benefit from similar trends. We will look to opportunistically emphasize both Sun Belt and other similar high-quality markets to the extent we are able to grow our portfolio.
Net Lease Investment Characteristics. We seek to invest in stable cash flow from primarily long-term leases with high credit quality tenants and inflation protection from embedded rent growth. Net leases can enhance stability of cash flows by shifting some or all operating expense burden to the tenant.
Tenant Credit Underwriting. We primarily own commercial real properties leased to investment-grade rated tenants and creditworthy non-investment-grade rated or unrated tenants. To the extent we are able to continue to grow our portfolio, we intend to utilize our credit underwriting and real estate expertise to underwrite creditworthy investment-grade and non-investment-grade tenants that we believe will offer enhanced yield and attractive risk-adjusted returns.
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
External Growth. We intend to grow our portfolio by acquiring properties that fit the characteristics defined in our investment evaluation framework, including dedicated use assets that have an office component, through multiple sourcing channels, leveraging our management team’s extensive relationship network with an average of over 25 years of experience transacting in the single-tenant net lease market. We intend to pursue both individual assets as well as portfolio opportunities sourced from a wide range of marketed and off-market transactions. As described in more detail in the section in this report entitled “Risk Factors”, our acquisition strategy is subject to risks, including that we may not be in a position or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.
Financing
We employ prudent amounts of leverage and use debt as a means of providing additional funds for asset management and other general corporate purposes. We expect to use leverage prudently, assessing the appropriateness of new equity or debt capital based on market conditions, including reasonable assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. If our Board of Directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of any of these methods. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by us.
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
In November 2022, we established an “at the market” offering program for our common stock (the “ATM Program”), although we have not utilized this program to sell any shares of our common stock to date. Pursuant to the ATM Program, we may from time to time offer and sell shares of our common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of our common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of our common stock on a forward basis.
As of December 31, 2024, we had $492.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate securitized mortgage note collateralized by 19 properties (the “CMBS Loan”), $119.0 million borrowed under our $350.0 million senior revolving credit facility (the “Revolving Facility”) and an $18.0 million fixed rate mortgage note on the San Ramon, California property we acquired in September 2024 (the “San Ramon Loan”). In May 2024, in connection with the election of our option to extend the maturity of the Revolving Facility to May 12, 2026, we agreed to reduce the borrowing capacity of the Revolving Facility to $350.0 million from $425.0 million and to certain financial covenant changes. Additionally, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $26.3 million as of December 31, 2024.
We believe our prudent leverage and liquidity will enable us to continue to make the capital investments needed to enhance the quality of our existing portfolio and stability of our cash flows, as well as opportunistically take advantage of high-quality acquisition opportunities as market conditions permit.
Competitive Strengths
Our portfolio consists of high-quality, diversified properties with favorable exposure to investment-grade credit and is located in attractive suburban markets across the United States and leased primarily on a single-tenant net lease basis.
We have a strong management team with a wide-ranging network of industry relationships and an average of over 25 years of experience transacting in the single-tenant net lease market.
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
Human Capital
As of December 31, 2024, we had 40 employees. We value our employees and their individual and collective contributions to Orion in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our corporate culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
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
•Leases representing approximately 13.5% of our annualized base rent are scheduled to expire in 2025, and we could experience difficulties or delays renewing leases or re-leasing vacant space, which will increase our costs to operate and maintain such properties without receiving income.
•Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
•We expect to continue to convert certain vacant properties to multi-tenant use, and cannot provide any assurance that the investments we make of time and capital to do so will increase the value of the subject properties.
•Government budgetary pressures and priorities, and trends in government employment and office leasing may adversely impact our business.
•Our partner in the Arch Street Joint Venture has not had access to sufficient liquidity to contribute its share of the capital requirements that have recently arisen, thereby exposing us to liabilities in excess of our share of the joint venture and other risks.
•We may be unable to successfully execute on our strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets.
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
•Tenant payment defaults may have a material adverse effect on our business, financial condition and results of operations.
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
•The obligations and requirements to which we are subject as a public company are extensive and will increase when we no longer qualify as an “emerging growth company.”
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
Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have negatively impacted our company and these factors may continue and worsen. For example, the increased adoption of and familiarity with remote and hybrid work practices has resulted in decreased demand for and utilization of office space. These trends have impacted our leasing efforts as certain of our tenants have elected to not renew their leases, or to renew them for less space than they were occupying, resulting in increases in vacancy rates at our properties and decreases in rental income. Remote and hybrid work practices may continue to persist, which may cause the trends impacting our leasing efforts to continue or even accelerate. Tenants’ evolving preferences regarding office space configuration either in response to the COVID-19 pandemic or for other reasons, may impact their space requirements and also has required and may continue to require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, a tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. Less successful leasing efforts, lower rents and increased leasing costs have caused our business, operating results, financial condition and prospects to be materially adversely impacted, and may continue to do so.
Leases representing approximately 13.5% of our annualized base rent are scheduled to expire in 2025 and we could experience difficulties or delays renewing leases or re-leasing vacant space, which will increase our costs to operate and maintain such properties without receiving income.
We derive nearly all of our net income from rent received from our tenants, and our profitability is significantly dependent upon our ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. Leases representing approximately 13.5% of our annualized base rent are scheduled to expire in 2025, and as of December 31, 2024, our portfolio, including our proportionate share of properties owned by the Arch Street Joint Venture, had a weighted average lease term of 5.2 years, and had 11 vacant operating properties, with an aggregate 1.7 million square feet, including six properties, with an aggregate of 0.6 million square feet, that have remained vacant for over one year. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will experience a loss in the associated rental revenue and will incur property operating costs that will no longer be reimbursed by the vacating tenant. When tenant leases expire, we confirm the condition of the premises and will seek to enforce the performance of any outstanding tenant obligations, such as repair and maintenance and lease surrender obligations. These efforts can lead to disputes with the tenants, and we cannot provide any assurance we will be successful in enforcing the tenant’s obligations. Accordingly, we may incur enforcement and property operating and capital costs in connection with expired leases that may not be recoverable. Tenant lease expirations, delays in re-leasing vacant space and tenant defaults could have a material adverse effect on our financial condition, results of operations and ability to pay dividends to stockholders.
Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
During the year ended December 31, 2024, most of our rental revenue was from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our stockholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our stockholders.
We expect to continue to convert certain vacant properties to multi-tenant use, and cannot provide any assurance that the investments we make of time and capital to do so will increase the value of the subject properties.
Where we determine it will maximize the value of the subject property, we have converted certain vacant properties to multi-tenant use and expect we will continue to do so. Our multi-tenant properties are subject to a variety of risks not typically encountered in real estate properties that are operated by or for a single tenant, which could materially adversely affect the value of our investment, including:
•conversion to multi-tenant use will require us to make significant investment in the subject property, such as to create common areas, separate building systems, construct new demising walls and corridors and install restrooms and access points;
•in order to attract high quality anchor tenants, we may be required to install and guarantee the full operation of significant amenities like cafeterias and gyms and the cost to operate these amenities may not be recoverable particularly if the building is not fully occupied; and

•multi-tenant properties generally require greater landlord responsibility to manage and operate the properties and bear the associated costs, which will place added burden on our property management team and will result in costs that may not be recoverable from the tenants.
We may incur costs to convert properties to multi-tenant use and to operate multi-tenant properties that may not be recoverable and we cannot provide any assurance that our decision to convert properties to multi-tenant will increase the value of the subject properties.
Government budgetary pressures and priorities, and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. Persistent remote and hybrid work practices have also reduced space utilization at many of our government properties. These factors have reduced the demand for government leased space, and may continue to do so. The Trump Administration’s initiative to dramatically cut government spending introduces additional uncertainty for our portfolio of properties leased to the United States Government. The Department of Government Efficiency (“DOGE”) has begun to look at ways to increase government office utilization and shrink the federal government’s real estate portfolio. This could lead to the General Services Administration (“GSA”) exercising termination options under or otherwise seeking to terminate our leases with the United States Government or make it more likely the United States Government terminates the applicable lease at lease expiration. As of December 31, 2024, approximately 94,000 of our occupied square feet leased to the GSA were within periods during which the tenant has the right to terminate their space without a termination fee, or “non-firm terms.” The GSA recently announced a suspension of the execution of substantially all GSA funded obligations, including new leases and lease amendments. This action by the GSA has resulted in delays of the GSA authorizing us to proceed with landlord work at our property in Lincoln, Nebraska and that is a condition to lease commencement of our lease with the United States Government at this property, as well as delays in lease negotiations at certain other properties leased to the United States Government. We do not know how long the suspension will continue and cannot provide any assurance as to how ongoing developments with respect to DOGE and the Trump Administration’s efforts to reduce government spending may impact our portfolio of properties leased to the United States Government. Efforts to manage space utilization rates and reduce government spending may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the government tenants’ leasing decisions and strategies may be less predictable. Additionally, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, and it is unclear what the effect of these impacts will be on government demand for leasing office space.
Our partner in the Arch Street Joint Venture has not had access to sufficient liquidity to contribute its share of the capital requirements that have recently arisen, thereby exposing us to liabilities in excess of our share of the joint venture and other risks.
We are invested in the Arch Street Joint Venture where we own a 20% minority, non-controlling interest and our partner owns the remaining 80% interest. Our partner in the Arch Street Joint Venture did not have access to sufficient liquidity to contribute its share of capital call obligations that have recently arisen, and this issue may continue to the extent additional partner capital is required in the future. During November 2024, our joint venture partner was unable to contribute its proportionate share of the capital required to pay down $3.4 million of principal on the Arch Street Joint Venture non-recourse mortgage notes to satisfy the 60% loan-to-value condition to extend the maturity date of such debt. As a result, we made a member loan to the Arch Street Joint Venture in the amount of $1.4 million. As of December 31, 2024, the outstanding principal associated with the Arch Street Joint Venture mortgage notes was $131.6 million, and our proportionate share was $26.3 million. During February 2025, we made an additional member loan of $8.3 million when our partner was unable to contribute its share of leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As part of the terms of the recent extension of the Arch Street Joint Venture mortgage notes, the mortgage lender is expected to re-appraise the property where the lease was extended in February 2025, and we are also committed to make an additional member loan as and if needed to repay principal on the mortgage notes to continue to satisfy the 60% loan-to-value extension condition. Our member loan to the Arch Street Joint Venture, which had $9.2 million receivable as of March 5, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties. Our partner’s failure to meet capital call obligations exposes us to certain risks, including:
•we may have insufficient liquidity or decide it is no longer in our best interest to continue to make member loan or other investments to fund the joint venture’s capital requirements, which could expose us to loss of all or substantially all of our investment in the joint venture;
•we may be unable to recover our member loan or other investments in the joint venture in a timely manner or at all; and
•the investments we have recently made or may make in the future in the joint venture reduce our available liquidity and therefore may limit our ability to grow or make other investments in our portfolio.
The Arch Street Joint Venture and any other joint venture investments we make could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
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
We also may enter into future joint ventures pursuant to which we will not be able to exercise sole decision-making authority regarding the properties owned through such joint ventures or similar ownership structure. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from the sale of real estate assets, credit facility advances or sales of equity securities. Joint venture partners, including Arch Street Capital Partners, may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our best interests. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners, including Arch Street Capital Partners, may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
The United States Government’s “green lease” policies may adversely affect us.
In recent years, the United States Government has instituted “green lease” policies which allow a government tenant to require Leadership in Energy and Environmental Design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises, and these policies have and may continue to be expanded to cover additional enhanced requirements. In addition, the Energy Independence and Security Act of 2007 allows the United States Government to give preference to buildings for lease that have received an “Energy Star” label. Complying with enhanced requirements may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.
We may be unable to successfully execute on our strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets.
As part of our investment strategy, we intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We believe that by doing so we will increase that value of our portfolio, as it is our experience that dedicated use assets have greater tenant utilization and higher renewal probability. As of December 31, 2024, our portfolio was comprised of 75.0% and 68.2% traditional office properties, calculated based on rentable square feet and annualized base rent, respectively. In order to increase the percentage of dedicated use assets in our portfolio, we will need to acquire additional dedicated use assets and/or dispose of traditional office properties. Our ability to acquire new properties and dispose of existing properties in our portfolio is dependent upon competitive and market conditions, which may not be favorable to us at any given time, as well as other factors outside of our control. We may not be successful in executing our strategy of shifting our portfolio concentration over time towards more dedicated use assets, and whether or not we are successful in executing such strategy, we may not achieve our objective of increasing the value of our portfolio.
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
We intend to pursue acquisitions of additional commercial real estate properties as part of our business strategy. Acquisitions of commercial properties entail risks, such as the risk that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions fail to perform as expected.
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
•inability of tenants to pay rent;

•competition from the development of new space in our market or sub-markets and the quality of competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record; and
•civil unrest, acts of war, terrorism, adverse political conditions, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.
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
We compete with a number of other owners and operators of office properties to renew leases with our existing tenants and to attract new tenants. If our properties are not as attractive to existing or new tenants as properties owned by our competitors due to the age of the buildings, physical condition, lack of amenities or other similar factors, we could lose tenants, it could take longer to re-lease our properties and we could suffer lower rental rates. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have.
If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge, or may not be able to increase rates to market rates, in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we can re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and rent or other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. Our inability to renew leases or re-let space in a reasonable time, a decline in rental rates or an increase in tenant improvement allowances, leasing commissions, rent concessions or other costs may have a material adverse effect on our business, financial condition and results of operations.
Tenant payment defaults may have a material adverse effect on our business, financial condition and results of operations.
Nearly all of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their lease payment obligations. Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its payment obligations may have a material adverse effect on our business, financial condition and results of operations.
Some of our leases provide tenants with the right to terminate their leases early, which may have a material adverse effect on our business, financial condition and results of operations.
Certain of our leases permit our tenants to terminate their leases as to all or a portion of their leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. As of December 31, 2024, 11.2% of our occupied square footage was subject to early termination provisions. During the year ended December 31, 2024, one tenant exercised an early termination option which will result in the partial termination of approximately 30,000 square feet under an approximately 127,000 square foot lease in the year ending December 31, 2025. During the year ended December 31, 2023, one tenant exercised an early termination option, which resulted in the partial termination of approximately 30,000 square feet under an approximately 200,000 square foot lease in the year ended December 31, 2023. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party tenants. If our tenants elect to terminate their leases early, it may have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness and may need to incur more in the future.
As of December 31, 2024, we had approximately $492.0 million of total outstanding consolidated indebtedness. In addition, in connection with executing our business strategies going forward, we expect to invest in our current portfolio and, as market conditions permit, intend to acquire additional properties and make strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:
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
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolving Facility. Our Revolving Facility under which we had $119.0 million borrowed as of December 31, 2024 is scheduled to mature in May 2026, and our $355.0 million CMBS Loan is scheduled to mature in February 2027. We are dependent upon the Revolving Facility, which is a fully recourse borrowing facility guaranteed in full by us, for liquidity to execute our business strategies, and our CMBS Loan provides cross-collateralized financing for a total of 19 properties in our portfolio, and therefore the lender will have recourse to any and all of the assets that secure the debt in the event we default. We cannot provide assurance we will be able to extend, refinance or repay these debt obligations at maturity. Our ability to extend or refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. We may be required to make significant principal repayments to extend or refinance our debt obligations.
Following the Arch Street Joint Venture’s exercise of the first extension option and satisfaction of the related conditions in November 2024, the non-recourse mortgage notes associated with the Arch Street Joint Venture of $131.6 million as of December 31, 2024 are scheduled to mature on November 27, 2025, and the Arch Street Joint Venture has one remaining one-year option to extend the maturity until November 27, 2026. Our proportionate share of the mortgage notes was $26.3 million as of December 31, 2024. The extension option is subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and we cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
If we are unable to extend, refinance or repay our indebtedness as it becomes due, we may need to sell assets or to seek protection from our creditors under applicable law, which may have a material adverse effect on our business, financial condition and results of operations.
Financial covenants could materially adversely affect our ability to conduct our business.
We have incurred debt pursuant to the Revolving Facility and the CMBS Loan. The credit agreement governing the Revolving Facility and the CMBS Loan each contain various financial and other covenants, including, with respect to the Revolving Facility, various financial covenants and other covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales, and the payment of certain dividends and share repurchases. The financial covenants under the Revolving Facility are discussed in the section in this report entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Credit Agreements – Revolving Facility Covenants”. The CMBS Loan includes a minimum debt yield test of 8.0%. Failure to satisfy this test, although not an event of default under the indebtedness, could cause cash flows from the 19 properties financed, after debt service, and certain property operating expenses and loan reserves, to be diverted to the lender, as additional collateral until the minimum debt yield test has been satisfied. Under the CMBS Loan agreement, we are permitted to prepay outstanding principal under the indebtedness to satisfy the debt yield test. As of September 30, 2024 (most recent reporting period available and confirmed with lender) the minimum debt yield was satisfied. Our ability to continue to meet the debt yield test will be dependent upon whether leases that are scheduled to expire in the collateral pool are extended and if they do not the pace at which we re-lease the properties following lease expiration. We cannot provide any assurance that we will continue to satisfy the minimum debt yield test under the CMBS Loan through maturity of the indebtedness in February 2027, and our failure to do so could have a material adverse effect on our liquidity.
The financial and other covenants under our existing indebtedness, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our business, financial condition and results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in material adverse consequences to our financial condition. The Revolving Facility contains cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We depend on external sources of capital that are outside of our control, which may affect our ability to achieve our business strategies.
We will be required to make significant capital investments in our existing portfolio, including tenant improvement allowances to attract and retain tenants, as well as normal building improvements to replace obsolete building components. As market conditions permit, we intend to acquire new properties which will similarly require us to make capital investments. We do not expect our cash flows from operations alone to be sufficient to fund our future capital investments and, therefore, we will be dependent upon our ability to access third-party sources of capital, including the Revolving Facility and other sources of debt and equity capital. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the capital necessary to fund the investments we will be required to make in our existing portfolio or to acquire new properties on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to achieve our business strategies will be materially adversely affected.
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
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we determine to sell. Our ability to successfully execute on our asset disposition and capital recycling sale program is dependent on market conditions, and such conditions have been and may continue to be unfavorable for commercial real estate generally and office assets in particular, as well as for buyer financing of these assets. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted if the new owner is required to make capital improvements and to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all. As part of our asset disposition activities, we have sought and may continue to seek to sell properties to buyers who intend to re-develop the subject property. While these sale transactions can result in higher sale valuations, they also normally require us as seller to bear a portion of the buyer’s redevelopment risk through longer due diligence periods during which we remain responsible for carrying costs of the property and the buyer may terminate the transaction. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our business, financial condition and results of operations.
We could be exposed to losses on loans we have made to buyers of the properties we have sold.
As part of our asset disposition activity, we have provided seller financing to certain buyers and may continue to do so. To date, these loans have been structured as first mortgage loans with an unsecured recourse guaranty from the buyer principal(s). The properties sold and that are collateral for the loans are currently vacant and not income producing, and therefore, payment of debt service is dependent upon the existence of independent assets or income of the buyer and the buyer principal(s), until the properties have been leased up and are generating income, or until the loan can be refinanced. These loans are subject to risk of default and delinquencies by buyers in paying debt service and foreclosure, and the risks of loss are greater than similar risks associated with mortgage loans made on income producing properties. Foreclosure of a mortgage loan and/or enforcing the recourse guaranty can be an expensive and lengthy process, and there can be no assurance we would be able to recover our investment and expected returns on the loans. The loans are subject to risks of a buyer’s inability to lease up the property or obtain permanent financing to repay the loan. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the amounts we recover from the mortgaged collateral and the recourse guaranty, and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to these loans, it could adversely affect our business, financial condition and results of operations.
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
Increased scrutiny and changing expectations from investors, tenants, employees, and others regarding our sustainability, social, and governance practices (“sustainability”) and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks.
Companies across all industries are facing increasing scrutiny related to their sustainability practices and reporting. Investors, tenants, employees, and other stakeholders have begun to focus increasingly on sustainability practices and to place increasing importance on the implications and social costs of their investments, business decisions and consumer choices. Many investors, particularly institutional investors, may use sustainability practices and scores to benchmark companies against their peers and as a basis for making investment or voting decisions. Given this increased focus and demand as well as the potential for future legal or regulatory requirements, public reporting regarding sustainability practices is becoming more broadly expected. If our sustainability practices and reporting do not meet investor, tenant, or employee expectations, which continue to evolve, our reputation and investor interest and tenant and employee retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of sustainability matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. It is possible that investors and other stakeholders may not be satisfied with our sustainability reporting, our sustainability practices or the speed or comprehensiveness with which we adopt and implement them. In addition, the criteria by which we are benchmarked against our peers and scored may change. We could also incur additional costs and devote additional resources to monitoring, reporting and implementing various sustainability practices. Our failure, or perceived failure, to meet any goals and objectives we may set in any sustainability disclosure or the expectations of our various stakeholders could negatively impact our reputation, investor interest and tenant and employee retention, as well as our cost of or access to capital.
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

The obligations and requirements to which we are subject as a public company are extensive and will increase when we no longer qualify as an “emerging growth company.”
As a public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements in accordance with the rules and regulations promulgated by the SEC. These and other public company obligations and requirements place significant demands on our management, administrative and operational resources, including accounting and information technology resources. If we are unable to satisfy these compliance obligations in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.
As of the date of filing of this Annual Report on Form 10-K, we qualify as an “emerging growth company.” As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. These exemptions will expire no later than December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act), at which time our public company compliance demands and costs will increase. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Under applicable Treasury Regulations, if Realty Income or VEREIT failed to qualify as a REIT during certain periods prior to the Distribution, unless Realty Income’s or VEREIT’s failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Realty Income or VEREIT failed to qualify.
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
One of the factors that will influence the price of our common stock will be its dividend yield, or the dividend per share as a percentage of the price of our common stock, relative to market interest rates. If market interest rates remain elevated or increase, prospective purchasers of our common stock may expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. If market interest rates increase and we are unable to increase our dividend in response, including due to an increase in borrowing costs, insufficient funds available for distribution or otherwise, investors may seek alternative investments with a higher dividend yield, which would result in selling pressure on, and a decrease in the market price of, our common stock. As a result, the price of our common stock may decrease as market interest rates increase, which may have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our Board of Directors is responsible for the Company’s cyber risk oversight. We have established a risk committee (the “Risk Committee”) comprised of members of senior management whose responsibilities include identifying, assessing, and managing enterprise-level and material risks to the Company, including strategic, financial, credit, market, liquidity, security, property, information technology (“IT”), cyber, legal, regulatory, and reputational risks. As described in greater detail below, the Risk Committee also assesses and makes the final determination as to whether a cybersecurity incident is material.
The Risk Committee is comprised of members of our senior management, who have managed and overseen cybersecurity risk at numerous public companies. Our Vice President and Head of IT leads our operational oversight of cybersecurity and IT strategy, policy, standards and processes. He has served in this role since our inception in November 2021 and has more than 16 years of experience overseeing cybersecurity strategy, cybersecurity and technology risk management, engineering of security technology, overseeing managed security service providers and IT governance at other publicly traded companies and holds industry-standard certifications with respect to cybersecurity risk management.

Company management, including members of the Risk Committee, provides regular updates to the Board of Directors regarding material matters with respect to the Company, including cyber matters. These updates include quarterly updates to the board with respect to material cyber events and a twice per annum cybersecurity program review covering topics such as cybersecurity strategy, assessment, risks, notable events and governance. We also conduct an annual enterprise risk assessment through which it identifies and assesses material risks to the Company, including both cyber and non-cyber risks. This assessment is reviewed and discussed with the Board of Directors.
We have developed policies and procedures with regard to cyber incident responses which policies and procedures are based on key components of the National Institute of Standards and Technology Cybersecurity Framework, together with other best practices. Since completion of the Separation and the Distribution, we have not had any risks of cybersecurity threats or cybersecurity incidents that have materially affected or, to our knowledge, are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, if such a material cybersecurity incident is identified or were to occur, Company management would report it to the Board of Directors immediately.
Our IT department is responsible for day-to-day management of potential cybersecurity risks. As part of its management of cybersecurity risks, the IT department conducts regular cybersecurity training of our employees, which includes an annual training given to all employees and internal contractors, targeted trainings for employees and internal contractors with specific roles within the Company and simulated cyber threats, including phishing exercises that spoof common and novel tactics used by threat actors. The IT department, through our head of IT, provides regular updates and reports to our executive officers and the Risk Committee regarding cybersecurity threats, risks from such threats, strategies and recommendations to mitigate risk from such threats, cybersecurity incidents that have occurred, industry updates, and policy and process recommendations. Our executive officers and the Risk Committee provide guidance and approval of such items to ensure that such risks are mitigated and in line with our overall risk management systems and processes.
If our IT department identifies a cybersecurity incident, the IT department assesses such incident and its materiality. If the IT department makes a preliminary determination that a cybersecurity incident may be material, the IT department brings the incident to the attention of the Risk Committee. The Risk Committee then continues its assessment and makes the final determination whether the cybersecurity incident is material. The IT department, the Risk Committee, and any necessary third parties, including managed security service providers, forensic investigators, and internal auditors, collaborate in the response and management with respect to cyber incidents.
We utilize an independent external firm that provides services to detect cybersecurity risks and makes recommendations to us regarding ways the Company can better protect itself from threats and improve internal processes based on cyber threats and risks that are impacting other companies. Additionally, as part of its processes for assessing, identifying and managing risks from cybersecurity threats, we intend to periodically conduct maturity and other external cybersecurity assessments to evaluate its cybersecurity maturity and enhance its cybersecurity capabilities. Our internal auditors also perform annual inquiries and risk assessments into cybersecurity practices and potential incidents.
We have processes to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. Such processes include evaluating service providers to ensure coverage of key cybersecurity risks have appropriate mitigations. We also monitor for threats impacting key service providers and assesses identified threats for potential impacts to services, data, and systems.
Item 2. Properties.
The Company leases its corporate office space, including its corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2024, the Company owned 69 operating properties with an aggregate of 7.9 million leasable square feet located in 29 states, with an occupancy rate of 73.0% and a weighted-average remaining lease term of 5.2 years. Including the Company’s proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, it owned an aggregate of 8.1 million leasable square feet, with an occupancy rate of 73.7%, or 73.1% adjusted for two operating properties that are currently under agreements to be sold, and a weighted-average remaining lease term of 5.2 years as of December 31, 2024. See Schedule III – Real Estate and Accumulated Depreciation for more information about the Company’s properties and see Note 6 – Debt, Net for more information about mortgages and other indebtedness related to the Company’s properties.

During the year ended December 31, 2024, we split the properties located in Amherst, New York and Denver, Colorado, each containing two buildings, into four separate properties for reporting purposes. Also during the year ended December 31, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in seven properties being removed from the presentation of the Company’s portfolio of operating properties as of December 31, 2024.
Tenant Industry Diversification
The following table sets forth certain information regarding the tenant industry concentrations in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2024 (dollars and square feet in thousands):

Industry	Number of Leases (1)	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Government & Public Services	17	769	9.5%	$20,179	16.8%
Health Care Equipment & Services	10	846	10.4%	16,158	13.4%
Financial Institutions	2	546	6.7%	13,772	11.4%
Capital Goods	10	846	10.4%	13,207	11.0%
Consumer Durables & Apparel	3	375	4.6%	8,971	7.5%
Materials	5	462	5.7%	8,378	7.0%
Telecommunication Services	5	420	5.2%	7,202	6.0%
Energy	1	309	3.8%	5,866	4.9%
Commercial & Professional Services	10	281	3.5%	5,516	4.6%
Software & Services	3	263	3.3%	5,056	4.2%
Top Ten Tenant Industries	66	5,117	63.1%	104,305	86.8%
Remaining Tenant Industries:
Transportation	4	279	3.5%	4,536	3.8%
Media & Entertainment	2	264	3.3%	3,803	3.2%
Insurance	1	116	1.4%	3,671	3.0%
Retailing	3	157	1.9%	3,368	2.8%
Utilities	1	25	0.3%	394	0.3%
Restaurant	4	15	0.2%	168	0.1%
Real Estate	1	2	—%	48	—%
Total	82	5,975	73.7%	$120,293	100.0%
____________________________________
(1)The Company has certain operating properties that are subject to multiple leases.

Geographic Diversification
The following table sets forth certain information regarding the geographic concentrations (by state) in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2024 (dollars and square feet in thousands):

Location	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Texas	15	1,352	16.7%	$19,910	16.5%
New Jersey	3	714	8.8%	15,023	12.5%
Kentucky	2	458	5.6%	10,470	8.7%
Colorado	4	452	5.6%	8,581	7.1%
California	4	341	4.2%	8,144	6.8%
Oklahoma	3	585	7.2%	7,017	5.8%
New York	6	781	9.6%	6,151	5.1%
Maryland	2	236	2.9%	4,756	4.0%
Tennessee	4	240	3.0%	4,708	3.9%
Georgia	3	284	3.5%	4,669	3.9%
Top Ten States	46	5,443	67.1%	89,429	74.3%
Remaining States:
Virginia	2	240	3.0%	4,623	3.8%
Missouri	2	207	2.5%	2,981	2.5%
South Carolina	1	64	0.8%	2,513	2.1%
Ohio	2	169	2.1%	2,463	2.0%
Rhode Island	2	206	2.5%	2,446	2.0%
Wisconsin	1	155	1.9%	2,357	2.0%
Illinois	2	163	2.0%	2,240	1.9%
Iowa	2	92	1.1%	2,001	1.7%
West Virginia	1	63	0.8%	1,457	1.2%
Nebraska	2	180	2.2%	1,411	1.2%
Pennsylvania	2	233	2.9%	1,345	1.1%
Oregon	1	69	0.9%	1,165	1.0%
Kansas	2	196	2.4%	1,075	0.9%
Massachusetts	2	378	4.7%	742	0.6%
Idaho	1	35	0.4%	741	0.6%
Indiana	1	83	1.0%	581	0.5%
Minnesota	1	39	0.5%	493	0.4%
Florida	1	6	0.1%	230	0.2%
Arizona	1	91	1.1%	—	—%
Total	75	8,112	100.0%	$120,293	100.0%

Tenant Diversification
The following table sets forth certain information regarding tenants comprising over one percent of annualized base rent in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2024 (dollars and square feet in thousands):

Tenant	Number of Leases	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
General Services Administration	15	725	8.9%	$19,631	16.3%
Bank of America	1	482	5.9%	11,260	9.4%
Coterra Energy	1	309	3.8%	5,866	4.9%
Cigna/Express Scripts	2	274	3.4%	4,770	4.0%
MDC Holdings Inc.	1	144	1.8%	4,473	3.7%
T-Mobile	3	217	2.7%	4,065	3.4%
Charter Communications	2	264	3.3%	3,803	3.2%
Banner Life Insurance	1	116	1.4%	3,670	3.1%
Encompass Health	1	65	0.8%	3,575	3.0%
Collins Aerospace	1	207	2.6%	3,440	2.9%
Top Ten Tenants	28	2,803	34.6%	64,553	53.9%
Remaining Tenants:
Home Depot/HD Supply	2	153	1.9%	3,292	2.7%
AT&T	1	203	2.5%	3,137	2.6%
Ingram Micro	1	170	2.1%	2,985	2.5%
Linde	1	175	2.2%	2,800	2.3%
Maximus	2	168	2.1%	2,610	2.2%
Citigroup	1	64	0.8%	2,513	2.1%
Hasbro	1	136	1.7%	2,446	2.0%
Valent U.S.A.	1	97	1.2%	2,417	2.0%
CVS/Aetna	1	127	1.6%	2,403	2.0%
GE Vernova	1	152	1.9%	2,055	1.7%
Pulte Mortgage	1	95	1.2%	2,053	1.7%
NetJets	1	140	1.7%	2,015	1.7%
Elementis	1	66	0.8%	1,980	1.6%
Day Pitney	1	56	0.7%	1,783	1.5%
FedEx	1	90	1.1%	1,744	1.4%
AGCO	1	126	1.6%	1,607	1.3%
Intermec	1	81	1.0%	1,503	1.2%
Abbott Laboratories	1	131	1.6%	1,412	1.2%
Becton Dickinson	1	72	0.9%	1,397	1.2%
Ifm Efector	1	45	0.6%	1,345	1.1%
Peraton	1	33	0.4%	1,184	1.0%
Total	51	5,183	64.2%	$109,234	90.9%

Lease Expirations
The following table sets forth certain information regarding scheduled lease expirations in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2024 (dollars and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
2025	9	859	10.6%	$16,200	13.5%
2026	15	688	8.5%	15,572	12.9%
2027	13	973	12.0%	16,524	13.7%
2028	12	992	12.2%	21,091	17.5%
2029	5	398	4.9%	6,174	5.1%
2030	6	214	2.7%	7,094	5.9%
2031	1	11	0.1%	431	0.4%
2032	3	300	3.7%	3,875	3.2%
2033	3	358	4.4%	6,364	5.3%
2034	4	172	2.1%	2,532	2.1%
Thereafter	11	1,010	12.5%	24,436	20.4%
Total	82	5,975	73.7%	$120,293	100.0%
____________________________________
(1)The Company has certain operating properties that are subject to multiple leases.
Operating Property Type
The following table sets forth certain information regarding property types in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2024 (dollars and square feet in thousands):

Property Type	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Traditional Office	46	6,081	75.0%	82,001	68.2%
Governmental	16	789	9.7%	20,269	16.8%
Flex/Industrial	7	819	10.1%	8,238	6.8%
Flex/Laboratory and R&D	4	268	3.3%	6,210	5.2%
Medical Office	2	155	1.9%	3,575	3.0%
Total	75	8,112	100.0%	120,293	100.0%
Item 3. Legal Proceedings.
As of December 31, 2024, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock trades on the NYSE under the trading symbol “ONL”. The Company’s common stock began trading on the NYSE on November 15, 2021.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts All Equity Office REITs Index (“FTSE Nareit All Equity Office REITs Index”) for the period commencing November 15, 2021 and ending December 31, 2024. The graph assumes an investment of $100 on November 15, 2021.
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
Distributions
Our future distributions may vary and will be determined by the Company’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. The Company’s Board of Directors declared and paid a quarterly cash dividend of $0.10 per share for each of the four quarters of 2024. On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025, representing a new annualized dividend rate of $0.08 per share. This change in dividend policy will enable us to retain approximately $17.9 million of cash annually. The new policy is also consistent with our strategy shift as we seek the lowest cost of funds to maintain and grow existing tenancy, continue to shift towards more dedicated use assets and efficiently refinance our debt obligations as they come due.
As of February 28, 2025, the Company had approximately 8,986 stockholders of record of its common stock.
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
The Company did not purchase any shares under the Share Repurchase Program during the three months ended December 31, 2024. Since inception of the Share Repurchase Program, the Company has repurchased approximately 0.9 million shares of common stock, at a weighted average price of $5.46 for an aggregate purchase price of $5.0 million. As of December 31, 2024, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Orion Properties Inc. (the “Company,” “Orion,” “we,” or “us”) makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements”. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
Orion is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. On March 5, 2025, we changed our name from Orion Office REIT Inc. to Orion Properties Inc. to better describe our broader investment strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We define dedicated use assets as those that include a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, and would therefore not be considered traditional office properties.
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, we became an independent and publicly traded company, and our common stock, par value $0.001, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL.” The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
During the year ended December 31, 2024, we split the properties located in Amherst, New York and Denver, Colorado, each containing two buildings, into four separate properties for reporting purposes. Also during the year ended December 31, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in seven properties being removed from the presentation of the Company’s portfolio of operating properties as of December 31, 2024.

As of December 31, 2024, we owned and operated 69 operating properties with an aggregate of 7.9 million leasable square feet located in 29 states with an occupancy rate of 73.0% and a weighted-average remaining lease term of 5.2 years. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of December 31, 2024, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted-average remaining lease term of 5.2 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.1 million leasable square feet with an occupancy rate of 73.7%, or 73.1% adjusted for two operating properties that are currently under agreements to be sold, and a weighted-average remaining lease term of 5.2 years, as of December 31, 2024.
Executive Summary
The Company is a real estate investment trust that owns and operates primarily single tenant office properties in suburban locations leased to high credit quality tenants. Our largest tenant as measured by annualized base rent is the United States Government, representing 16.3% of our annualized base rent as of December 31, 2024. We were formed in 2021 and spun-off as an independent publicly traded company in November 2021, by our former parent company, Realty Income Corporation.
We continue to be significantly impacted by declining demand for office space which began with the onset of the COVID-19 pandemic in 2020. We have experienced significant lease expirations over the last few years, including 1.3 million square feet during the year ended December 31, 2024. This has resulted in declines in both our revenues and earnings since our spin-off from Realty Income. During the year ended December 31, 2024, our total revenues decreased $30.2 million, or 15.5%, versus the prior year, primarily driven by the impact of lease expirations. At the same time, our property operating expenses, which include taxes, insurance, utilities and repair and maintenance costs, have been increasing, primarily due to the impact of vacant property carrying costs. During the year ended December 31, 2024, our property operating expenses increased $4.4 million, or 7.2%, versus the prior year. As of December 31, 2024, we owned a total of 18 fully vacant properties, including seven non-operating properties, compared to 12 fully vacant properties owned as of December 31, 2023.
During the year ended December 31, 2024, office leasing market conditions began to improve and we completed the highest volume of lease renewals and new leases since our inception with approximately 1.1 million square feet, compared to approximately 0.3 million square feet during the year ended December 31, 2023, and 0.8 million during the year ended December 31, 2022.
We have agreed to provide rent concessions to tenants and incur leasing costs with respect to our properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. During year ended December 31, 2024, we made aggregate commitments for tenant improvement allowances and base building allowances, leasing commissions and free rent of $46.9 million, or $43.14 per rentable square foot leased. As of December 31, 2024, we had total outstanding commitments for rent concessions and leasing costs of approximately $95.9 million, including $64.3 million of tenant improvement allowances. The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. We anticipate that we will continue to agree to tenant improvement allowances and to pay leasing commissions, the amount of which may increase in future periods.
During the year ended December 31, 2024, we completed our first property acquisition. We acquired the fee simple interest in one property and the improvements thereon comprised of a 97,000 square foot flex/laboratory/R&D facility in San Ramon, California for a gross purchase price of $34.6 million. This property is fully leased to a single tenant and had a remaining lease term of 15.0 years as of the acquisition date in September 2024. We financed this property with an $18.0 million, seven-year, 5.90% per annum fixed rate mortgage loan. We intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. Our experience is that dedicated use assets have greater tenant utilization and higher renewal probability, given their generally specialized uses and general inability for the tenant’s employees to conduct business at these sites on a remote or hybrid basis. We define dedicated use assets as those that include a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, and would therefore not be considered traditional office properties. As of December 31, 2024, approximately 31.8% of our annualized base rent was derived from properties we deemed dedicated use assets, compared to 27.7% as of December 31, 2023.
We continued our efforts to divest of vacancies by closing on the sale of two properties totaling approximately 164,000 square feet for an aggregate gross sales price of $5.3 million during the year ended December 31, 2024. As of March 5, 2025, we had pending agreements in place to sell three additional vacant or soon to be vacant traditional office properties for an aggregate gross sales price of $35.9 million. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. Proceeds from the sale of real estate assets are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes.
During the year ended December 31, 2024, we took certain steps to strengthen our balance sheet. This included rightsizing our revolving credit facility (“Revolving Facility”) to $350.0 million, through a $75.0 million capacity reduction, and exercising our option to extend the maturity date for 18 months, from November 12, 2024 to May 12, 2026. We have also maintained prudent leverage and liquidity. As of December 31, 2024, we had $492.0 million of consolidated debt outstanding, compared to $471.0 million as of December 31, 2023. As of December 31, 2024, we had $15.6 million of cash and cash equivalents and $231.0 million of borrowing capacity under our Revolving Facility.
General and administrative expenses increased $1.4 million during the year ended December 31, 2024 as compared to the prior year, primarily due to increased stock compensation expense. Beginning in 2025, we have made and intend to continue making various changes to our general and administrative costs such as restructuring the composition of the team and responsibilities to streamline operations and more efficiently managing general and administrative expenses. One of these changes is the retirement of Gary Landriau, our Chief Investment Officer, effective June 30, 2025. It is our intention to reallocate his responsibilities with the team already in place and we do not plan to replace the position. In order to allow for a smooth transition, Mr. Landriau will remain in a consulting role until January 31, 2026. Mr. Landriau’s retirement is estimated to result in approximately $1.0 million in annualized general and administrative expense savings. However, we cannot provide any assurance we will be successful in achieving this or any level of general and administrative expense savings.
Interest expense, net increased $3.0 million during the year ended December 31, 2024, as compared to the prior year, primarily due to higher interest rates, partially offset by lower outstanding debt. We expect our overall debt levels to increase as we continue to re-invest in our property portfolio and execute on our shift in portfolio concentration away from traditional office properties. We are also exposed to changes in market interest rates on our floating rate borrowings, including those under our Revolving Facility.
On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025, representing a new annualized dividend rate of $0.08 per share. This change in dividend policy will enable us to retain approximately $17.9 million of cash annually. The new policy is also consistent with our strategy shift as we seek the lowest cost of funds to maintain and grow existing tenancy, continue to shift towards more dedicated use assets and efficiently refinance our debt obligations as they come due.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 13.5% and 12.9% of our annualized base rent are scheduled to expire during 2025 and 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew their leases or pay rent to us.
Our leasing and asset disposition activity since the completion of our distribution from Realty Income continues to be adversely impacted by a variety of market and property specific conditions. Since the onset of the COVID-19 pandemic, the office leasing market has experienced significantly reduced demand for space and changes in space usage as tenants seek to attract employees back to the office, in newer, renovated properties with more amenities. As of December 31, 2024, 63.3%, 31.6% and 5.1% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of December 31, 2024, our class B and class C properties collectively included the following 10% or greater geographic concentrations as measured by rentable square feet: Texas (17.6%) and California (11.5%); and the following 10% or greater property type concentrations as measured by rentable square feet: traditional office (64.4%) and flex/industrial (20.6%). In the current office environment, class B and class C properties generally have been experiencing reduced demand and lease or sell at discounts to class A properties and our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our property to the value of newer space with more amenities asking higher rent in other properties in the market. The class of buildings we own may be negatively impacting our leasing velocity and pushing our leasing costs higher and may also be negatively impacting our sales price on non-core asset sales.
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. On May 16, 2024, we exercised our option to extend the maturity date of our senior revolving credit facility (the “Revolving Facility”) for 18 months from November 12, 2024 to May 12, 2026.
Our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture, which are scheduled to mature on November 27, 2025. As of December 31, 2024, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $26.3 million. The Arch Street Joint Venture has one remaining one-year option to extend the maturity date until November 27, 2026, subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected. See “Item 1A. Risk Factors – Our partner in the Arch Street Joint Venture has not had access to sufficient liquidity to contribute its share of the capital requirements that have recently arisen, thereby exposing us to liabilities in excess of our share of the joint venture and other risks” in this Annual Report on Form 10-K for additional information related to the mortgage note associated with the Arch Street Joint Venture.
Property Acquisitions and Dispositions
We intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from the sale of real estate assets are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes. As part of our capital recycling efforts, we are seeking opportunities to invest in properties featuring, among other uses, government, medical, laboratory and research and development, and flex operations. We cannot provide any assurance as to whether we will be able to acquire new properties or sell non-core assets on favorable terms and in a timely manner, or at all. See “Item 1A. Risk Factors – We may be unable to successfully execute on our strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets” in this Annual Report on Form 10-K for risks related to property acquisitions and dispositions.
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
Basis of Presentation
The consolidated financial statements of the Company for the years ended December 31, 2024, 2023 and 2022, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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
Critical Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, expectations and projections regarding future events and plans, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the critical accounting policies described below involve significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.
Real Estate Impairment
We invest in real estate assets and subsequently monitor those investments quarterly for impairment. The risks and uncertainties involved in applying the principles related to real estate impairment include, but are not limited to, the following:
•The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets and recognize an impairment loss.
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
Allocation of Purchase Price of Real Estate Assets
We generally account for acquisitions of properties as asset acquisitions and we measure the real estate assets acquired based on the purchase price or total consideration exchanged, inclusive of acquisition costs, and allocate the total consideration exchanged to tangible and intangible assets and liabilities based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and improvements. Intangible assets and liabilities consist of any above-market and below-market leases, acquired in-place leases and other identified intangible assets and assumed liabilities (including ground leases, if applicable). Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:
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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.
Significant Transactions Summary
Activity during the year ended December 31, 2024
Real Estate Operations
•On September 11, 2024, we acquired fee simple interest in one real property and the improvements thereon including a 97,000 square foot flex/laboratory/R&D facility in San Ramon, California for a gross purchase price of $34.6 million. This property is fully leased to a single tenant and had a remaining lease term of 15.0 years as of the acquisition date.

•During the year ended December 31, 2024, we closed on the sale of two vacant properties totaling approximately 164,000 square feet for an aggregate gross sales price of $5.3 million. As of March 5, 2025, we had pending agreements in place to sell three vacant or soon to be vacant traditional office properties for an aggregate gross sales price of $35.9 million. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and receipt of governmental approvals, and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
•During the year ended December 31, 2024, we completed approximately 1.1 million square feet of lease renewals and new leases across 12 different properties with a weighted average lease term of 7.9 years.
•During the year ended December 31, 2024, 11 leases expired consisting of 1.3 million square feet. As of December 31, 2024, we had a total of 11 fully vacant operating properties.
Debt
•On May 3, 2024, we entered into an amendment to the Credit Agreement (the “Third Amendment”), pursuant to which we have rightsized the Revolving Facility to $350.0 million through a $75.0 million-capacity reduction.
•On May 16, 2024, we exercised our option to extend the maturity date of our Revolving Facility for 18 months from November 12, 2024 to May 12, 2026.
•As of December 31, 2024, we had $231.0 million of borrowing capacity under the Revolving Facility and $119.0 million of outstanding borrowings thereunder. Our interest rate collar agreements with an aggregate notional amount of $60.0 million remain in effect until May 12, 2025.
•On November 7, 2024, we financed the San Ramon, California property with an $18.0 million, seven-year, 5.90% per annum fixed rate mortgage note.
•During the year ended December 31, 2024, the Arch Street Joint Venture elected its first option to extend the maturity date on its non-recourse mortgage notes for an additional 12 months from November 27, 2024 to November 27, 2025.
•On November 27, 2024, in connection with the extension, the Arch Street Joint Venture repaid $3.4 million of principal on its mortgage notes to satisfy the 60% maximum loan-to-value extension condition. We provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes. As of December 31, 2024, the outstanding principal associated with the Arch Street Joint Venture mortgage notes was $131.6 million, and our proportionate share was $26.3 million.
•During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As part of the terms of the recent extension of the Arch Street Joint Venture mortgage notes, the mortgage lender is expected to re-appraise the property where the lease was extended in February 2025, and we are also committed to make an additional member loan as and if needed to repay principal on the mortgage notes to continue to satisfy the 60% loan-to-value extension condition. Our member loan to the Arch Street Joint Venture, which had $9.2 million receivable as of March 5, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes.
Equity
•The Company’s Board of Directors declared quarterly cash dividends of $0.10 per share for each of the four quarters of 2024, which were paid on April 15, 2024, July 15, 2024, October 15, 2024 and January 15, 2025.
•On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025, representing a new annualized dividend rate of $0.08 per share. This change in dividend policy will enable us to retain approximately $17.9 million of cash annually. The new policy is also consistent with our strategy shift as we seek the lowest cost of funds to maintain and grow existing tenancy, continue to shift towards more dedicated use assets and efficiently refinance our debt obligations as they come due.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our operating properties as of the periods indicated below, including our proportionate share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	December 31, 2024	December 31, 2023
Portfolio Metrics
Operating properties (1)	69	75
Arch Street Joint Venture properties	6	6
Rentable square feet (in thousands) (1) (2)	8,112	8,884
Annualized base rent (in thousands)	$120,293	$141,293
Occupancy rate (3)	73.7%	80.4%
Leased rate (4)	74.7%	80.4%
Investment-grade tenants (5)	74.4%	70.6%
Weighted-average remaining lease term (in years)	5.2	4.0
____________________________________
(1)During the year ended December 31, 2024, we split the properties located in Amherst, New York and Denver, Colorado, each containing two buildings, into four separate properties for reporting purposes. Also during the year ended December 31, 2024, we commenced classifying certain of our properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in seven properties being removed from the presentation of the Company’s portfolio of operating properties and the associated rentable square feet as of December 31, 2024.
(2)Represents leasable square feet of operating properties and the Company’s proportionate share of leasable square feet of properties owned by the Arch Street Joint Venture.
(3)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for two operating properties that are currently under agreements to be sold, the occupancy rate as of December 31, 2024 equals 73.1%.
(4)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(5)Based on annualized base rent of our real estate portfolio, including the Company’s proportionate share of annualized base rent for properties owned by the Arch Street Joint Venture, as of December 31, 2024. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Financial Metrics
Total revenues	$164,862	$195,041	$208,118
Net loss attributable to common stockholders	$(103,012)	$(57,302)	$(97,494)
Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(1.02)	$(1.72)
FFO attributable to common stockholders (1)	$47,078	$86,641	$99,657
FFO attributable to common stockholders per diluted share (1)	$0.84	$1.54	$1.76

Core FFO attributable to common stockholders (1)	$56,755	$94,770	$108,178
Core FFO attributable to common stockholders per diluted share (1)	$1.01	$1.68	$1.91
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.2 year weighted-average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of December 31, 2024, we had the following estimated total outstanding rent concessions and leasing costs commitments (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$17,275	971	$17.79
Tenant improvement allowances	64,274	1,785	$36.01
Reimbursable landlord work (3)	6,478	128	$50.61
Non-reimbursable landlord work (3)	7,577	482	$15.72
Leasing commissions	323	170	$1.90
Total	$95,927	2,166	$44.29
____________________________________
(1)Certain leases may contain more than one of the above rent concessions and leasing costs. The total leased square feet associated with our outstanding rent concessions and leasing costs excludes any duplicate square footage for the purpose of calculating the total outstanding amount per square foot.
(2)Rent concessions include free rent for future periods under our executed leases which include certain leases for which the lease term has yet to commence, and include estimates of property operating expenses, where applicable.
(3)Landlord work represents specific improvements agreed to within the lease agreement to be performed by us, as landlord, as a new non-recurring obligation and in order to induce the tenant to enter into a new lease or lease renewal or extension. Outstanding commitments for reimbursable and non-reimbursable landlord work amounts include estimates and are subject to change.
The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of our cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. We estimate that the foregoing rent concessions and leasing costs will be funded between 2025 and 2039.
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. As of December 31, 2024, total restricted cash of $41.5 million was reserved for outstanding leasing costs, including $30.1 million for tenant improvement allowances and $11.4 million for rent concession commitments, and is included in other assets, net in our consolidated balance sheets.
During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Year Ended December 31, 2024
	New Leases	Renewals	Total
Number of leases	6	9	15
Rentable square feet leased	287	799	1,086
Weighted average rental rate change (cash basis) (1) (2)	(9.7)%	(6.6)%	(7.0)%
Tenant rent concessions and leasing costs (3)	$27,268	$19,607	$46,875
Tenant rent concessions and leasing costs per rentable square foot (4)	$94.86	$24.54	$43.14
Weighted average lease term (by rentable square feet) (years) (5)	10.5	6.9	7.9
Tenant rent concessions and leasing costs per rentable square foot per year	$9.00	$3.55	$5.48

	Year Ended December 31, 2023
	New Leases	Renewals	Total
Number of leases	4	5	9
Rentable square feet leased	21	240	261
Weighted average rental rate change (cash basis) (1) (2)	(19.8)%	6.8%	5.3%
Tenant rent concessions and leasing costs (3)	$932	$3,211	$4,143
Tenant rent concessions and leasing costs per rentable square foot (4)	$44.30	$13.36	$15.85
Weighted average lease term (by rentable square feet) (years) (5)	8.1	9.1	9.0
Tenant rent concessions and leasing costs per rentable square foot per year	$5.45	$1.47	$1.76
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
(2)Excludes four new leases for approximately 149,000 square feet and two new leases for approximately 7,000 square feet for the years ended December 31, 2024 and 2023, respectively, that had been or will be vacant for more than 12 months at the time the new lease commences.
(3)Includes tenant improvement allowances and base building allowances, leasing commissions and rent concessions (includes estimates of property operating expenses, where applicable). Beginning in 2024, we have updated this calculation to also include estimates for certain reimbursable and non-reimbursable landlord funded improvements, and have applied this change retrospectively for comparison purposes. For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(4)Includes reimbursable landlord funded improvements and reimbursable tenant improvement allowances per rentable square foot of $23.43 for new leases, $0.34 for renewals and $4.65 in total for the year ended December 31, 2024. There were no reimbursable landlord funded improvements or reimbursable tenant improvement allowances for the year ended December 31, 2023.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or “non-firm terms.” The total weighted average lease term for new leases and renewals executed during the years ended December 31, 2024 and 2023 would be 8.6 years and 10.6 years, respectively, if such non-firm terms were included.

During the year ended December 31, 2024, 11 leases expired consisting of approximately 1.3 million square feet across 10 properties. We closed on the sale of two of these properties totaling approximately 164,000 square feet during the year ended December 31, 2024. During the three months ended December 31, 2024, four leases expired consisting of approximately 215,000 square feet across four properties. We closed on the sale of one of the properties and executed one new lease for approximately 2,000 square feet during the three months ended December 31, 2024. We currently intend to re-let the remaining vacancies from the three months ended December 31, 2024. The expired base rent per square foot and our market rent estimates for these vacancies are as follows (square feet in thousands):

Vacancy Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Plano, Texas	54	$23.50	$18.50 - $20.50
Phoenix, Arizona	91	$25.25	$24.00 - $26.00
Our market rent estimates are based on a variety of assumptions which are subject to change and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease related costs (1)	$10,058	$1,405	$4,362
Lease incentives (2)	656	2,431	1,810
Building, fixtures and improvements (3)	13,354	17,476	8,452
Total capital expenditures	$24,068	$21,312	$14,624
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
Future Lease Expirations
For a tabular summary of scheduled lease expirations in our property portfolio as of December 31, 2024, see the Lease Expirations table under “Item 2. Properties” in this Annual Report on Form 10-K.
Results of Operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023 (dollars in thousands)
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the years ended December 31, 2024 and 2023.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Rental	$164,055	$194,241	$(30,186)
Fee income from unconsolidated joint venture	807	800	7
Total revenues	$164,862	$195,041	$(30,179)

Rental
The decrease in rental revenue of $30.2 million during the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to the decrease in our overall occupied square footage from scheduled expiration of leases totaling $26.8 million in rental revenues and the impact from property dispositions of $8.4 million during the year ended December 31, 2024. We had 69 operating properties with an aggregate of 7.9 million leasable square feet and an occupancy rate of 73.0% as of December 31, 2024, as compared to 75 properties with an aggregate of 8.7 million leasable square feet and an occupancy rate of 80.0% as of December 31, 2023. The decrease in revenues during the year ended December 31, 2024 was partially offset by $3.3 million of reimbursements from previous tenants for real estate taxes and $0.9 million of rental revenue from our acquired property.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.8 million during the years ended December 31, 2024 and 2023.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Property operating	$65,151	$60,783	$4,368
General and administrative	20,094	18,720	1,374
Depreciation and amortization	100,820	109,111	(8,291)
Impairments	47,552	33,112	14,440
Transaction related	539	504	35
Total operating expenses	$234,156	$222,230	$11,926
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $4.4 million during the year ended December 31, 2024 as compared to the same period in 2023. The increase is the result of operating expenses from additional property vacancies of $4.4 million, the timing of certain operating expenses of $0.9 million and property operating expenses from our acquired property of $0.3 million, offset by decreases in property operating expenses resulting from property dispositions of $1.5 million.
General and administrative expenses
General and administrative expenses increased $1.4 million during the year ended December 31, 2024 as compared to the same period in 2023, primarily due to increased stock compensation expense of $1.2 million for additional equity award issuances. Beginning in 2025, we have made and intend to continue making various changes to our general and administrative costs such as restructuring the composition of the team and responsibilities to streamline operations and more efficiently managing general and administrative expenses. One of these changes is the retirement of Gary Landriau, our Chief Investment Officer, effective June 30, 2025. It is our intention to reallocate his responsibilities with the team already in place and we do not plan to replace the position. In order to allow for a smooth transition, Mr. Landriau will remain in a consulting role until January 31, 2026. Mr. Landriau’s retirement is estimated to result in approximately $1.0 million in annualized general and administrative expense savings. However, we cannot provide any assurance we will be successful in achieving this or any level of general and administrative expense savings.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased $8.3 million during the year ended December 31, 2024 as compared to the same period in 2023, due to the $24.4 million impact of full amortization of certain intangible assets, as well as the impact from depreciation and amortization expenses from disposed properties of $1.1 million, offset by depreciation and amortization expenses from capitalized assets of $1.3 million and our acquired property of $0.5 million. The decrease of depreciation and amortization expense during the year ended December 31, 2024 compared to the same period in 2023 was also partially offset by the full depreciation of $15.9 million during the year ended December 31, 2024 of the buildings at a six-property campus in Deerfield, Illinois. This accelerated depreciation was the result of the adjustment to the useful life of the assets due to management’s plans to demolish the buildings.
Impairments
Impairments increased $14.4 million during the year ended December 31, 2024 as compared to the same period in 2023. The impairment charges of $47.6 million in the year ended December 31, 2024 include a total of 12 properties and the charges were incurred primarily with respect to real estate assets sold or expected to be sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $33.1 million with respect to eight properties were recorded during the year ended December 31, 2023. See Note 5 – Fair Value Measures for further information.
Transaction related expenses
Transaction related expense remained relatively consistent at $0.5 million during the year ended December 31, 2024 as compared to the same period in 2023.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Interest expense, net	$(32,637)	$(29,669)	$2,968
Gain on disposition of real estate assets	$—	$31	$(31)
Loss on extinguishment of debt, net	$(1,078)	$(504)	$574
Other income, net	$987	$911	$76
Equity in loss of unconsolidated joint venture, net	$(740)	$(435)	$305
Provision for income taxes	$(214)	$(456)	$(242)
Interest expense, net
Interest expense, net increased $3.0 million during the year ended December 31, 2024 as compared to the same period in 2023, which was primarily due to higher interest rates, partially offset by lower outstanding debt during the year ended December 31, 2024. The Company’s average debt outstanding was $481.5 million for the year ended December 31, 2024 compared to $500.5 million during the same period in 2023. The Company’s weighted-average interest rate on its debt obligations was 5.85% for the year ended December 31, 2024 and 4.66% for the same period in 2023. Interest expense for the year ended December 31, 2024 included no offsets of reclassified previous gains or losses on interest rate derivatives from accumulated other comprehensive income (loss), compared with $6.7 million of reclassified previous gains during the same period in 2023. We expect our overall debt levels to increase as we continue to re-invest in our property portfolio and execute on our shift in portfolio concentration away from traditional office properties. We are also exposed to changes in market interest rates on our floating rate borrowings, including those under our Revolving Facility.

Gain on disposition of real estate assets
There was no gain on disposition of real estate assets recognized during the year ended December 31, 2024 as compared to less than $0.1 million during the year ended December 31, 2023. The gain recognized in the year ended December 31, 2023 was related to three of the Company’s dispositions. These properties were subject to cumulative impairment losses of $16.0 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the year ended December 31, 2024 related to the proportionate write off of deferred financing costs due to the reduction of the borrowing capacity of the Revolving Facility of $75.0 million in connection with the Third Amendment to the Credit Agreement defined below and discussed in Note 6 – Debt, Net. Loss on extinguishment of debt, net during the year ended December 31, 2023 related to the write off of deferred financing costs due to the early extinguishment of the Company’s Term Loan Facility, as defined below and discussed in Note 6 – Debt, Net.
Other income, net
Other income, net increased modestly during the year ended December 31, 2024 as compared to the same period in 2023.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture increased $0.3 million during the year ended December 31, 2024 as compared to the same period in 2023, primarily due to an increase in interest expense following the expiration of an interest rate swap agreement on the Arch Street Joint Venture non-recourse mortgage notes during the year ended December 31, 2024.
Provision for income taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes decreased modestly during the year ended December 31, 2024 as compared to the same period in 2023.
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022 (dollars in thousands)
For a comparison of the year ended December 31, 2023 to the year ended December 31, 2022, see “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed on February 27, 2024.
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
Nareit defines FFO as net income (loss) computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of real estate assets, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our proportionate share of FFO adjustments related to the unconsolidated joint venture. We calculate FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, spin related expenses, amortization of deferred financing costs, amortization of deferred lease incentives, net, equity-based compensation, amortization of premiums and discounts on debt, net and gains or losses on extinguishment of swaps and/or debt, and our proportionate share of Core FFO adjustments related to the unconsolidated joint venture.

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
The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(103,012)	$(57,302)	$(97,494)
Depreciation and amortization of real estate assets	100,682	109,011	131,297
Gain on disposition of real estate assets	—	(31)	(2,352)
Impairment of real estate	47,552	33,112	66,359
Proportionate share of adjustments for unconsolidated joint venture	1,856	1,851	1,847
FFO attributable to common stockholders	$47,078	$86,641	$99,657
Transaction related	539	504	675
Spin related (1)	—	—	964
Amortization of deferred financing costs	3,686	3,974	4,364
Amortization of deferred lease incentives, net	509	302	116
Equity-based compensation	3,757	2,728	1,756
Loss on extinguishment of debt, net	1,078	504	468
Proportionate share of adjustments for unconsolidated joint venture	108	117	178
Core FFO attributable to common stockholders	$56,755	$94,770	$108,178

Weighted-average shares of common stock outstanding - basic	55,903	56,410	56,632
Effect of weighted-average dilutive securities (2)	74	—	—
Weighted-average shares of common stock outstanding - diluted	55,977	56,410	56,632

FFO attributable to common stockholders per diluted share	$0.84	$1.54	$1.76
Core FFO attributable to common stockholders per diluted share	$1.01	$1.68	$1.91
____________________________________
(1)Spin related primarily consist of attorney fees and accountant fees related to the Separation and the Distribution and the Company’s start-up activities.
(2)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the year ended December 31, 2024 as the effect would be antidilutive.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; (v) fund capital contributions to the Arch Street Joint Venture and (vi) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility, are sufficient to meet our liquidity needs for the next twelve months. As of December 31, 2024, we had $15.6 million of cash and cash equivalents and $231.0 million of borrowing capacity under the Revolving Facility.
During the year ended December 31, 2024, we acquired fee simple interest in one real property and the improvements thereon including a 97,000 square foot flex/laboratory and R&D facility in San Ramon, California for a gross purchase price of $34.6 million. The property was fully leased to a single tenant and has a remaining lease term of 15.0 years as of the acquisition date. On November 7, 2025, following the acquisition, we financed the San Ramon, California property with an $18.0 million fixed rate mortgage note (the “San Ramon Loan”). The San Ramon Loan bears interest at a fixed rate of 5.90% per annum and matures on December 1, 2031. The balance of the purchase price for this property was funded with a combination of cash on hand and borrowings under the Revolving Facility.
On May 3, 2024, we entered into the Third Amendment to the Credit Agreement. Under the terms of the Third Amendment, we and the lenders agreed to reduce the borrowing capacity of the Revolving Facility to $350.0 million from $425.0 million, and to certain financial covenant changes, including a proportional reduction in the minimum unencumbered asset value that we must maintain to $500.0 million, from $600.0 million. We do not expect the reduced commitment under the Revolving Facility to adversely impact the execution of our business plan, and the reduced commitment will modestly benefit us by lowering the unused fees we are obligated to pay to the lenders. On May 16, 2024, we elected our option to extend the maturity of the Revolving Facility for 18 months from November 12, 2024 to May 12, 2026.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. On November 22, 2024, the Arch Street Joint Venture repaid $3.4 million of principal on the mortgage notes to satisfy the 60% maximum loan-to-value extension condition and effected the first 12-month loan extension option, which extended the maturity date of the mortgage notes to November 27, 2025. As of December 31, 2024, there was $131.6 million outstanding under the mortgage notes and our proportionate share was $26.3 million. The mortgage notes have a variable interest rate and during the 12-month extension term the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum (increased from 1.60% per annum), and in the cased of a base rate loan, the spread is unchanged at 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum during the 12-month extension term.
We provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As part of the terms of the recent extension of the Arch Street Joint Venture mortgage notes, the mortgage lender is expected to re-appraise the property where the lease was extended in February 2025, and we are also committed to make an additional member loan as and if needed to repay principal on the mortgage notes to continue to satisfy the 60% loan-to-value extension condition. Our member loan to the Arch Street Joint Venture, which had $9.2 million receivable as of March 5, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.

Our principal liquidity needs beyond the next twelve months are to: (i) extend, refinance or repay debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend, refinance or repay debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary
As of December 31, 2024, we had $492.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $119.0 million borrowed under our $350.0 million senior revolving credit facility (the “Revolving Facility”) and an $18.0 million fixed rate mortgage note on the San Ramon, California property we acquired in September 2024 (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of December 31, 2024 (in thousands):

	Weighted-Average Interest Rate (1)	Weighted-Average Years to Maturity	Principal Amounts Due During the Years Ending December 31,
			Total	2025	2026	2027	Thereafter
Credit facility revolver (2)	7.66%	1.4	$119,000	$—	$119,000	$—	—
Mortgages payable (3) (4)	5.02%	2.3	373,000	—	—	355,000	18,000
Total			$492,000	$—	$119,000	$355,000	$18,000
____________________________________
(1)The weighted-average interest rate represents the interest rate in effect as of December 31, 2024.
(2)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of December 31, 2024, a total of $60.0 million of the debt outstanding under the Revolving Facility was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(3)Includes $355.0 million securitized mortgage note secured by 19 of our properties which bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027. Also includes $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property which the Company acquired in September 2024, which bears interest at a fixed rate of 5.90% per annum and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $131.6 million, of which our proportionate share was $26.3 million as of December 31, 2024.
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
In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of December 31, 2024, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second and third amendment described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	December 31, 2024
Ratio of total indebtedness to total asset value	≤ 60%	40.3%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.14x
Ratio of secured indebtedness to total asset value	≤ 40%	31.1%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	15.7%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	5.1x
Unencumbered asset value	≥ $500.0 million	$753.7 million
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
As of December 31, 2024, Orion OP was in compliance with these financial covenants.
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. The proceeds of the CMBS Loan were used to repay the Bridge Facility. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During the year ended December 31, 2024, the Mortgage Borrowers funded an additional $9.4 million of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of one of the leases in the CMBS collateral pool.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time, subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arm’s length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. The CMBS Loan may be prepaid in full without premium or penalty beginning in May 2026 (nine months prior to maturity).
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield test of 8.0%) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2024, the Company was in compliance with these financial covenants.
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
San Ramon Loan
On November 7, 2024, an indirect subsidiary of the Company (the “San Ramon Borrower”) obtained an $18.0 million fixed rate mortgage note (the “San Ramon Loan”) from RGA Americas Investments LLC (the “San Ramon Lender”) secured by the fee simple interest in the San Ramon, California property acquired in September 2024 (the “San Ramon Property”). The San Ramon Loan bears interest at a fixed rate of 5.90% per annum and matures on December 1, 2031.
The San Ramon Loan requires monthly payments of interest only and all principal is due at maturity and is generally not freely prepayable by the San Ramon Borrower until December 2026, and thereafter without payment of certain prepayment premiums and costs. In connection with the San Ramon Loan, the Company (as guarantor) delivered a customary non-recourse carveout guaranty, under which the Company guaranteed the obligations and liabilities of the San Ramon Borrower under the San Ramon Loan with respect to certain non-recourse carveout events and the circumstances under which the San Ramon Loan will be fully recourse to the San Ramon Borrower. The San Ramon Borrower and the Company also provided a customary environmental indemnity agreement, pursuant to which the San Ramon Borrower and the Company agreed to protect, defend, indemnify and hold harmless the San Ramon Lender from and against certain environmental liabilities related to the San Ramon Property.
The loan agreement governing the San Ramon Loan (the “San Ramon Loan Agreement”) includes customary representations, warranties and covenants of the San Ramon Borrower and the Company. The San Ramon Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the San Ramon Borrower to be immediately due and payable and foreclose on the San Ramon Property.
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

Right of First Offer Agreement
In connection with the entry into the LLCA, we and the Arch Street Joint Venture entered into that certain Right of First Offer Agreement (the “ROFO Agreement”), dated November 12, 2021, pursuant to which, subject to certain limitations, we agreed not to acquire or purchase a fee simple or ground leasehold interest in any office real property, including by way of an acquisition of equity interests, within certain investing parameters without first offering the property for purchase to the Arch Street Joint Venture. The ROFO Agreement expired on November 12, 2024.
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
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the year ended December 31, 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10
November 6, 2024	December 31, 2024	January 15, 2025	$0.10
On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025, representing a new annualized dividend rate of $0.08 per share. This change in dividend policy will enable us to retain approximately $17.9 million of cash annually. The new policy is also consistent with our strategy shift as we seek the lowest cost of funds to maintain and grow existing tenancy, continue to shift towards more dedicated use assets and efficiently refinance our debt obligations as they come due.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of December 31, 2024, we had not sold any shares of common stock pursuant to the ATM Program.
Net proceeds from the securities issued, if any, may be used for general corporate purposes, which may include funding capital expenditures and leasing costs at the Company’s properties and repaying outstanding indebtedness. The Company has no immediate plans to issue any securities for capital raising purposes pursuant to the Universal Shelf or otherwise, but may utilize the ATM Program to satisfy future liquidity needs.
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
The Company did not repurchase any shares under the Share Repurchase Program during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million. As of December 31, 2024, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Cash Flow Analysis for the Year Ended December 31, 2024 and 2023
The following table summarizes the changes in cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023	2024 vs 2023 Increase/(Decrease)
Net cash provided by operating activities	$54,260	$89,088	$(34,828)
Net cash (used in) provided by investing activities	$(51,263)	$5,289	$(56,552)
Net cash used in financing activities	$(3,025)	$(92,490)	$89,465
Net cash provided by operating activities decreased $34.8 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to a decrease in revenues and increase in property operating expenses as a result of property dispositions and vacancies, and net changes in accounts payable, accrued expenses and other liabilities, net, offset by net changes in accounts receivable, net and other assets, net.

Net cash from investing activities decreased $56.6 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the acquisition of one real estate asset for $34.7 million, a decrease in proceeds from the sale of real estate assets of $16.0 million, an increase in capital expenditures and leasing costs of $4.1 million and origination of a member loan to the Arch Street Joint Venture of $1.4 million, offset by the payments received on notes receivable of $1.2 million.
Net cash used in financing activities decreased $89.5 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to proceeds from the San Ramon Loan of $18.0 million, net draws on the Revolving Facility of $3.0 million and payments of deferred financing costs of $1.3 million during the year ended December 31, 2024, compared to net repayments on the Revolving Facility of $59.0 million, payments of deferred financing costs of $5.7 million, and repurchases of common stock under the Share Repurchase Program of $5.0 million during the year ended December 31, 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See information appearing under the caption “Liquidity and Capital Resources” appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Interest Rate Risk
As of December 31, 2024, our debt included fixed-rate debt, with a fair value and carrying value of $352.5 million and $373.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $7.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $7.5 million.
As of December 31, 2024, our debt included variable-rate debt, with a fair value and carrying value of $119.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2024 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.2 million annually.
As of December 31, 2024, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of December 31, 2024, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” and “Item 2. Properties” in this Annual Report on Form 10-K. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
Item 8. Financial Statements and Supplementary Data.
The information required by Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, due to an exemption established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
2025 Annual Bonus Program
On March 3, 2025, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, approved a new annual incentive program for the Company’s 2025 fiscal year (the “2025 Bonus Program”). Under the 2025 Bonus Program, each of the Company’s named executive officers, namely, Paul McDowell, Gavin Brandon, and Chris Day (the “executives”), are eligible to earn an annual incentive bonus based on the applicable executive’s individual performance and the Company’s achievement of performance goals relating to (1) Core FFO per share, (2) total general and administrative expenses (“G&A expenses”), and (3) Net Debt to Adjusted EBITDA. The weighting of each component of the 2025 Bonus Program is as follows:

Bonus Component	Weighting
Individual Performance	33%
Core FFO per share	30%
G&A expenses	13%
Net Debt to Adjusted EBITDA	24%
Under the 2025 Bonus Program, 50% of each target bonus component will be earned for performance at the threshold level, 100% of each target bonus component will be earned for performance at the target level and 150% of each target bonus component will be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum performance levels will be interpolated on a straight-line basis.
Pursuant to their respective employment agreements, in 2025 each of the executives will be eligible to earn an annual cash bonus targeted at a percentage of the executive’s base salary as follows: 100% for Mr. McDowell, 100% for Mr. Brandon and 92% for Mr. Day.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein beginning on page F-1.
Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation is included herein beginning on page F-34.
All other schedules have been omitted as the required information is either presented in the consolidated financial statements or is not applicable.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
3.2
Articles of Amendment to Articles of Amendment and Restatement, as amended through March 5, 2025 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 5, 2025 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Orion Office REIT Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 8, 2023 and incorporated herein by reference).
3.4	First Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on March 5, 2025 and incorporated herein by reference).
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-268121), filed on November 2, 2022 and incorporated herein by reference).
4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 24, 2022 and incorporated herein by reference).
10.1	Agreement of Limited Partnership of Orion Office REIT LP (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).
10.2	First Amendment to Agreement of Limited Partnership (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 5, 2025 and incorporated herein by reference).
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

10.5
Second Amendment to Credit Agreement, dated as of June 29, 2023, among Orion Office REIT LP, as Borrower, Orion Office REIT Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2023 and incorporated herein by reference).

10.6
Third Amendment to the Credit Agreement, dated as of May 3, 2024, among Orion Office REIT LP, as Borrower, Orion Office REIT, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2024 and incorporated herein by reference).

10.7
Guaranty, dated November 12, 2021, by and among Orion Office REIT Inc. and certain subsidiaries of Orion Office REIT LP in favor of Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.8
Amended & Restated Limited Liability Company Agreement of OAP/VER Venture, LLC, dated November 12, 2021 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.9
Right of First Offer Agreement, dated November 12, 2021, by and between Orion Office REIT Inc. and OAP/VER Venture, LLC (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.10†	Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).
10.11†
Form of Employment Agreement, by and among Orion Services, LLC, Orion Office REIT Inc. and each named executive officer of Orion Office REIT Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.12†
Form of Indemnification Agreement entered into between Orion Office REIT Inc. and each of its directors and executive officers (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.13†
Form of Restricted Stock Unit Award for Non-Employee Directors under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference).

10.14†
Form of Restricted Stock Unit Award for Employees under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference).

10.15
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference).

10.16
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.17†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2022 Awards) (filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).

10.18†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2023 Awards) (filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 8, 2023 and incorporated herein by reference).

10.19†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2024 Awards) (filed as exhibit 10.15 to the Company’s Form 10-K filed on February 27, 2024 and incorporated herein by reference).

10.20†*	Retirement and Consultancy Agreement by and between Gary E. Landriau and Orion Properties Inc. dated March 5, 2025.
19.1*	The Company's Insider Trading Compliance Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recoupment of Incentive Compensation (filed as Exhibit 97.1 to the Company’s Form 10-K filed on February 27, 2024 and incorporated herein by reference).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________________
*     Filed herewith
†     Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Properties Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Paul H. McDowell	Chief Executive Officer, President and Director	March 5, 2025
Paul H. McDowell	(Principal Executive Officer)

/s/ Gavin B. Brandon	Executive Vice President, Chief Financial Officer and Treasurer	March 5, 2025
Gavin B. Brandon	(Principal Financial Officer)

/s/ Revea L. Schmidt	Chief Accounting Officer	March 5, 2025
Revea L. Schmidt	(Principal Accounting Officer)

/s/ Reginald H. Gilyard	Director, Non-Executive Chairman	March 5, 2025
Reginald H. Gilyard

/s/ Kathleen R. Allen	Director	March 5, 2025
Kathleen R. Allen

/s/ Richard J. Lieb	Director	March 5, 2025
Richard J. Lieb

/s/ Gregory J. Whyte	Director	March 5, 2025
Gregory J. Whyte

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Orion Properties Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Properties Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.
San Diego, California
March 5, 2025

ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate investments, at cost:
Land	$227,145	$223,264
Buildings, fixtures and improvements	1,055,307	1,097,132
Total real estate investments, at cost	1,282,452	1,320,396
Less: accumulated depreciation	177,906	158,791
Total real estate investments, net	1,104,546	1,161,605
Accounts receivable, net	22,833	24,663
Intangible lease assets, net	95,944	126,364
Cash and cash equivalents	15,600	22,473
Real estate assets held for sale, net	9,671	—
Other assets, net	87,828	88,828
Total assets	$1,336,422	$1,423,933

LIABILITIES AND EQUITY
Mortgages payable, net	$371,222	$352,856
Credit facility revolver	119,000	116,000
Accounts payable and accrued expenses	31,585	30,479
Below-market lease liabilities, net	20,596	8,074
Distributions payable	5,633	5,578
Other liabilities, net	23,130	23,943
Total liabilities	571,166	536,930

Common stock, $0.001 par value, 100,000,000 shares authorized 55,951,876 and 55,783,548 shares issued and outstanding as of each of December 31, 2024 and December 31, 2023, respectively	56	56
Additional paid-in capital	1,148,223	1,144,636
Accumulated other comprehensive loss	(15)	(264)
Accumulated deficit	(384,348)	(258,805)
Total stockholders’ equity	763,916	885,623
Non-controlling interest	1,340	1,380
Total equity	765,256	887,003
Total liabilities and equity	$1,336,422	$1,423,933

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2024	2023	2022
Rental	$164,055	$194,241	$207,353
Fee income from unconsolidated joint venture	807	800	765
Total revenues	164,862	195,041	208,118
Operating expenses:
Property operating	65,151	60,783	61,519
General and administrative	20,094	18,720	15,908
Depreciation and amortization	100,820	109,111	131,367
Impairments	47,552	33,112	66,359
Transaction related	539	504	675
Spin related	—	—	964
Total operating expenses	234,156	222,230	276,792
Other (expenses) income:
Interest expense, net	(32,637)	(29,669)	(30,171)
Gain on disposition of real estate assets	—	31	2,352
Loss on extinguishment of debt, net	(1,078)	(504)	(468)
Other income, net	987	911	223
Equity in loss of unconsolidated joint venture, net	(740)	(435)	(524)
Total other (expenses) income, net	(33,468)	(29,666)	(28,588)
Loss before taxes	(102,762)	(56,855)	(97,262)
Provision for income taxes	(214)	(456)	(212)
Net loss	(102,976)	(57,311)	(97,474)
Net (income) loss attributable to non-controlling interest	(36)	9	(20)
Net loss attributable to common stockholders	$(103,012)	$(57,302)	$(97,494)

Weighted-average shares outstanding - basic and diluted	55,903	56,410	56,632
Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(1.02)	$(1.72)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(102,976)	$(57,311)	$(97,474)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	249	127	7,802
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(6,699)	(1,793)
Total other comprehensive income (loss)	249	(6,572)	6,009

Total comprehensive loss	(102,727)	(63,883)	(91,465)
Comprehensive (income) loss attributable to non-controlling interest	(36)	9	(20)
Total comprehensive loss attributable to common stockholders	$(102,763)	$(63,874)	$(91,485)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2022	56,625,650	$57	$1,145,278	$299	$(58,715)	$1,086,919	$1,369	$1,088,288
Net (loss) income	—	—	—	—	(97,494)	(97,494)	20	(97,474)
Distributions	—	—	—	—	(22,701)	(22,701)	—	(22,701)
Repurchases of common stock to settle tax obligations	(2,177)	—	(20)	—	—	(20)	—	(20)
Equity-based compensation, net	15,567	—	1,756	—	—	1,756	—	1,756
Other comprehensive income, net	—	—	—	6,009	—	6,009	—	6,009
Balance, December 31, 2022	56,639,040	57	1,147,014	6,308	(178,910)	974,469	1,389	975,858
Net loss	—	—	—	—	(57,302)	(57,302)	(9)	(57,311)
Distributions	—	—	—	—	(22,593)	(22,593)	—	(22,593)
Repurchases of common stock under Share Repurchase Program	(915,637)	(1)	(5,017)	—	—	(5,018)	—	(5,018)
Repurchases of common stock to settle tax obligations	(15,411)	—	(89)	—	—	(89)	—	(89)
Equity-based compensation, net	75,556	—	2,728	—	—	2,728	—	2,728
Other comprehensive loss, net	—	—	—	(6,572)	—	(6,572)	—	(6,572)
Balance, December 31, 2023	55,783,548	56	1,144,636	(264)	(258,805)	885,623	1,380	887,003
Net (loss) income	—	—	—	—	(103,012)	(103,012)	36	(102,976)
Distributions	—	—	—	—	(22,531)	(22,531)	(76)	(22,607)
Repurchases of common stock to settle tax obligations	(48,700)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	217,028	—	3,757	—	—	3,757	—	3,757
Other comprehensive income, net	—	—	—	249	—	249	—	249
Balance, December 31, 2024	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(102,976)	$(57,311)	$(97,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,820	109,111	131,367
Non-cash revenue adjustments, net	180	(5,977)	171
Impairments	47,552	33,112	66,359
Gain on disposition of real estate assets	—	(31)	(2,352)
Loss on extinguishment of debt, net	1,078	504	468
Amortization of deferred financing costs	3,686	3,974	4,364
Equity-based compensation	3,757	2,728	1,756
Equity in loss of unconsolidated joint venture, net	740	435	524
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	2,546	1,340	2,247
Accounts payable, accrued expenses and other liabilities, net	(3,123)	1,203	6,802
Net cash provided by operating activities	54,260	89,088	114,232
Cash flows from investing activities:
Investment in real estate assets	(34,734)	—	—
Capital expenditures and leasing costs	(22,576)	(18,442)	(11,624)
Proceeds from disposition of real estate, net	5,069	21,032	31,854
Return of investment from unconsolidated joint venture	987	1,840	2,247
Origination of member loan to unconsolidated joint venture	(1,400)	—	—
Principal repayments received on notes receivable	1,200	—	—
Deposits for real estate assets	(1,350)	(2,340)	—
Uses and refunds of deposits for real estate assets	1,350	2,340	—
Proceeds from the settlement of property-related insurance claims	191	859	—
Net cash (used in) provided by investing activities	(51,263)	5,289	22,477
Cash flows from financing activities:
Repayment of bridge facility, including debt extinguishment costs	—	—	(355,026)
Proceeds from mortgages payable	18,000	—	355,000
Repayment of credit facility term loan	—	(175,000)	—
Proceeds from credit facility revolver	36,000	175,000	70,000
Repayments of credit facility revolver	(33,000)	(59,000)	(160,000)
Payments of deferred financing costs	(1,302)	(5,663)	(3,096)
Repurchases of common stock under Share Repurchase Program	—	(5,018)	—
Repurchases of common stock to settle tax obligations	(170)	(89)	(20)
Payments of deferred equity offering costs	—	(41)	(535)
Distributions paid	(22,355)	(22,578)	(16,991)
Other financing activities	(198)	(101)	(48)
Net cash used in financing activities	(3,025)	(92,490)	(110,716)
Net change in cash and cash equivalents and restricted cash	(28)	1,887	25,993

Cash and cash equivalents and restricted cash, beginning of year	57,198	55,311	29,318
Cash and cash equivalents and restricted cash, end of year	$57,170	$57,198	$55,311

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,473	$20,638	$29,318
Restricted cash at beginning of year	34,725	34,673	—
Cash and cash equivalents and restricted cash at beginning of year	$57,198	$55,311	$29,318

Cash and cash equivalents at end of year	$15,600	$22,473	$20,638
Restricted cash at end of year	41,570	34,725	34,673
Cash and cash equivalents and restricted cash at end of year	$57,170	$57,198	$55,311

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 1 – Organization
Organization
Orion Properties Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. The Company’s portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. On March 5, 2025, the Company changed its name from Orion Office REIT Inc. to Orion Properties Inc. to better describe its broader investment strategy to shift its portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. The Company defines dedicated use assets as those that include a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, and would therefore not be considered traditional office properties.
The Company was initially formed as a wholly-owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to its stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, the Company became an independent and publicly traded company, and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL.” The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2024, the Company owned and operated 69 operating properties with an aggregate of 7.9 million leasable square feet located in 29 states. During the year ended December 31, 2024, the Company split the properties located in Amherst, New York and Denver, Colorado, each containing two buildings, into four separate properties for reporting purposes. Also during the year ended December 31, 2024, the Company commenced classifying certain of its properties which are being repositioned, redeveloped, developed or held for sale as non-operating properties rather than operating properties, resulting in seven properties being removed from the presentation of the Company’s portfolio of operating properties as of December 31, 2024.
In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of December 31, 2024, the Arch Street Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture and are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All intercompany transactions have been eliminated upon consolidation. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of equity.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Spin Related
Spin related expenses are expensed as incurred. Such expenses are primarily comprised of the legal and professional fees associated with the formation and organization of the Company, the merger transactions involving Realty Income and VEREIT and the Distribution. Such costs also include expenses related to the fair value of the warrants issued to the Arch Street Partner and one of its affiliates during the year ended December 31, 2021.
Leases
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. As of December 31, 2024, none of the Company’s leases were classified as sales-type leases or direct financing leases.
Lessee
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a finance lease, otherwise it is classified as an operating lease.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The right-of-use asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
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
Certain of the Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes, insurance and maintenance and other property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Property operating expenses paid directly by tenants are recorded on a net basis (i.e., treated as fully offset by an identical amount of assumed reimbursement revenue) and, therefore, are not included in the accompanying consolidated financial statements.
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the years ended December 31, 2024 and 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection and $1.5 million during the year ended December 31, 2022.
Periodically the Company receives reimbursements from previous tenants for certain end of lease obligations that are recognized in rental revenue on a cash basis or when the amounts are definitively agreed upon. During the year ended December 31, 2024, the Company recognized $3.3 million of such reimbursements. No such amounts were recognized during the years ended December 31, 2023 and 2022. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. The Company recognized lease termination income of $2.0 million, $4.3 million and $1.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Real Estate Investments
The Company records acquired real estate at cost when such acquisitions qualify as asset acquisitions and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 35 years for buildings, five to 20 years for building fixtures and improvements and the remaining lease term for intangible lease assets and liabilities.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Allocation of Purchase Price of Real Estate Assets
For acquisitions that qualify as asset acquisitions, the Company allocates the purchase price or total consideration exchanged, inclusive of acquisition costs of acquired properties to tangible and intangible assets and liabilities based on their relative estimated fair values. Tangible assets consist of land, buildings, fixtures and improvements on an as-if-vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities consist of any above-market and below-market leases, acquired in-place leases and other identified intangible assets and assumed liabilities (including ground leases, if applicable). The Company’s purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place leases include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. The Company also estimates costs to execute similar leases, including leasing commissions and tenant improvement allowances. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases at acquisition. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. A bargain renewal period is a provision in a lease which allows a lessee, at its option, to renew a lease at a rate that is sufficiently lower than fair market lease rates at the date such option is exercisable such that exercise of the option appears, at the inception of the lease, to be reasonably certain. Above-market leases are amortized as a reduction to rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental revenue over the remaining terms of the respective leases, including any bargain renewal periods.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
its proportionate share of net income (loss) from the Arch Street Joint Venture in equity in loss of unconsolidated joint venture, net in the consolidated statements of operations. See Note 3 – Real Estate Investments and Related Intangibles for further discussion on the Company’s investment in the Arch Street Joint Venture.
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of the Arch Street Joint Venture were identified during the years ended December 31, 2024, 2023 or 2022.
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
Right-of-Use Assets
The Company’s impairment assessment for right-of-use assets is consistent with the impairment analysis for the Company’s other long-lived assets. No impairments of right-of-use assets were identified during the years ended December 31, 2024, 2023 or 2022. See Note 5 – Fair Value Measures for further discussion.
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
Restricted Cash
The Company had $41.6 million in restricted cash as of December 31, 2024 and $34.7 million for the years ended December 31, 2023 and 2022, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net in the accompanying consolidated balance sheets.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Facility (as defined in Note 6 – Debt, Net), are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying value of the related debt

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
liability rather than as an asset. Deferred financing costs related to the Revolving Facility are included in other assets, net in the accompanying consolidated balance sheets. Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
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
The Company records all derivatives in the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary under U.S. GAAP to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income, net in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for cash flow hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.
Loss Contingencies
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, the estimated loss or range of loss is disclosed.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
During the years ended December 31, 2024, 2023 and 2022, the Company recognized state and local income and franchise tax expense of $0.2 million, $0.5 million and $0.2 million, respectively. State and local income and franchise tax expense is included in provision for income taxes in the accompanying consolidated statements of operations.
The Company regularly analyzes its income tax positions in the jurisdictions in which it operates and only recognizes the income tax effect in the financial statements when certain criteria regarding uncertain tax positions have been met. The Company believes that its material income tax positions would more likely than not be sustained upon examination by the relevant taxing authorities. Therefore, no provisions related to material uncertain income tax positions have been recognized in the accompanying consolidated financial statements during the years ended December 31, 2024, 2023 and 2022. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
Segment Reporting
The Company operates in one business segment: commercial real estate. This segment is characterized as owning, managing and leasing commercial real estate assets under long-term agreements. The chief operating decision maker (“CODM”) of the Company is the chief executive officer. The CODM reviews net income (loss) attributable to common stockholders, included in the accompanying consolidated statements of operations, when assessing performance and making operating decisions, including the allocation of resources. The CODM uses net income (loss) attributable to common stockholders as it informs comparative period trends for the forecasting process and is the baseline measurement for any additional measures of profit or loss of the Company’s consolidated financial results. Additionally, the CODM reviews the following significant expenses when measuring segment performance: property operating expenses for properties that were fully vacant or became fully vacant during the reporting period (“Vacant Property Operating Expenses”) and general and administrative expenses.
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. Vacant Property Operating Expenses of $16.3 million, $9.1 million and $7.4 million are included in property operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures). ASU 2024-03 serves to improve disclosures about a public business entity’s expenses and provide detailed information about expense categories commonly presented in cost of sales, research and development and selling, general, and administrative expenses, including but not limited to purchases of inventory, employee compensation, depreciation, amortization and depletion. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During each of the years ended December 31, 2024 and 2022, the Company acquired, for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure on each of the parcels. As a result of the transactions, $3.5 million and $4.7 million that were previously classified as a finance lease right-of-use assets with respect to such land parcels previously subject to the ground leases were reclassified from other assets, net to land in the accompanying consolidated balance sheets as of December 31, 2024 and 2022.
Also during the year ended December 31, 2024, the Company acquired fee simple, controlling financial interest in one real property and the improvements thereon including a 97,000 square foot flex/laboratory and R&D facility located in San Ramon, California for a gross purchase price of $34.6 million and external acquisition-related expenses of $0.1 million that were capitalized. The property is fully leased to a single tenant with a remaining lease term of 15.0 years as of the acquisition date.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents the allocation of the purchase consideration and capitalized external acquisition-related expenses to the assets acquired and liabilities assumed based on their relative fair values during the year ended December 31, 2024 (in thousands):

Real estate investment, at cost:
Land	$12,250
Building, fixtures and improvements	25,269
Total real estate investment, at cost	37,519
Acquired intangible assets:
Intangible lease asset	13,847
Assumed intangible liabilities:
Below-market lease liability	(16,632)
Net assets acquired	$34,734
During the year ended December 31, 2023, the Company had no acquisitions and did not have any other acquisitions during the year ended December 31, 2022.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total dispositions	2	6	11
Aggregate gross sales price	$5,260	$25,425	$33,098

Gain on disposition of real estate assets	$—	$31	$2,352
Property count	—	3	5

Impairments on disposition of real estate assets	$2,720	$575	$5,089
Property count	2	3	6
As of December 31, 2024, the Company had one property classified as held for sale with a carrying value of $9.7 million, primarily comprised of land of $1.2 million and building, fixtures and improvements, net, of $8.5 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets, which it expects to be sold in the next 12 months as part of its portfolio management strategy. During the years ended December 31, 2024, 2023 and 2022, the Company recorded losses of $8.6 million, $4.4 million and $6.0 million, respectively, related to properties that were classified as held for sale, which are included as part of impairments in the accompanying consolidated statements of operations.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life (Years)	December 31, 2024	December 31, 2023
Intangible lease assets:
In-place leases, net of accumulated amortization of $169,898 and $193,470, respectively	9.4	$68,099	$103,997
Leasing commissions, net of accumulated amortization of $4,508 and $3,033, respectively	12.7	21,834	13,539
Above-market lease assets, net of accumulated amortization of $12,831 and $10,372, respectively	10.4	2,041	5,006
Deferred lease incentives, net of accumulated amortization of $927 and $419, respectively	11.1	3,970	3,822
Total intangible lease assets, net		$95,944	$126,364

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $24,877 and $23,176, respectively	14.9	$20,596	$8,074
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $1.1 million for the year ended December 31, 2024 and $1.2 million for each of the years ended December 31, 2023 and 2022. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $51.4 million, $75.0 million and $95.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029
In-place leases:
Total projected to be included in amortization expense	$22,456	$16,157	$8,262	$5,517	$2,797
Leasing commissions:
Total projected to be included in amortization expense	$2,103	$2,099	$2,072	$1,852	$1,563
Above-market lease assets:
Total projected to be deducted from rental revenue	$849	$680	$237	$115	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$527	$429	$405	$392	$381
Below-market lease liabilities:
Total projected to be added to rental revenue	$2,147	$1,928	$1,766	$1,682	$1,500
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the consolidated joint venture had total assets of $24.5 million and $27.6 million, respectively, of which $22.6 million and $23.5 million, respectively, were real estate investments, net of accumulated depreciation and amortization. The Company’s joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, the Company has the ability to control the operating and financing policies of the consolidated joint venture and the joint venture partner must obtain the Company’s approval for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Year Ended
Investment	December 31, 2024		December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2022
Arch Street Joint Venture (2)	20%	6	$11,822	$13,549	$(740)	$(435)	$(524)
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
(2)The total carrying value of the Company’s investment in the Arch Street Joint Venture was less than the underlying equity in net assets by less than $0.1 million as of December 31, 2024, and greater than the underlying equity in net assets by $0.4 million as of December 31, 2023. This difference is related to the recognition of the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The difference in fair value and carrying value of the investment was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture were scheduled to mature on November 27, 2024, with two successive one-year options to extend the maturity until November 27, 2026. On November 22, 2024, the Arch Street Joint Venture repaid $3.4 million of principal on the mortgage notes to satisfy the 60% maximum loan-to-value extension condition and effected the first loan extension option, which extended the maturity date of the mortgage notes 12 months to November 27, 2025. As of December 31, 2024, there was $131.6 million outstanding under the mortgage notes and the Company’s proportionate share was $26.3 million. The mortgage notes have a variable interest rate and during the 12-month extension term the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum (increased from 1.60% per annum), and in the case of a base rate loan, the spread is unchanged at 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum during the 12-month extension term.
The Company provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As part of the terms of the recent extension of the Arch Street Joint Venture mortgage notes, the mortgage lender is expected to re-appraise the property where the lease was extended in February 2025, and the Company is also committed to make an additional member loan as and if needed to repay principal on the mortgage notes to continue to satisfy the 60% loan-to-value extension condition. The Company’s member loan to the Arch Street Joint Venture, which had $9.2 million receivable as of March 5, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the periods indicated below (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net	$5,852	$9,008
Straight-line rent receivable, net	16,981	15,655
Total	$22,833	$24,663

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Other assets, net consisted of the following as of the periods indicated below (in thousands):

	December 31, 2024	December 31, 2023
Restricted cash	$41,570	$34,725
Right-of-use assets, net (1)	22,216	26,596
Investment in unconsolidated joint venture	11,822	13,549
Deferred costs, net (2)	4,596	7,693
Notes receivable (3)	3,900	3,700
Prepaid expenses	2,133	1,318
Other assets, net	1,591	1,247
Total	$87,828	$88,828
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.2 million and a below-market right-of-use asset, net of $6.4 million as of December 31, 2024. Includes right-of-use finance leases of $9.0 million, right-of-use operating leases of $10.9 million and a below-market right-of-use asset, net of $6.6 million as of December 31, 2023. Amortization expense for below market right-of-use asset was $0.2 million for each of the years ended December 31, 2024, 2023 and 2022.
(2)Includes accumulated amortization for deferred costs related to the Revolving Facility of $7.0 million and $5.1 million as of December 31, 2024 and 2023, respectively. Amortization expense for deferred costs related to the Revolving Facility was $3.0 million, $2.6 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the Company capitalized additional deferred costs of $1.0 million in connection with the third amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. Also in connection with the third amendment to the Credit Agreement and resulting reduction in borrowing capacity, net deferred costs of $1.1 million were written off and recognized in loss on extinguishment of debt, net in the accompanying consolidated statements of operations during the year ended December 31, 2024. Deferred costs, net as of December 31, 2024 and 2023 also includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock.
(3)Notes receivable as of December 31, 2024 includes a $1.4 million member loan to the Arch Street Joint Venture funded in connection with the partial repayment of the Arch Street Joint Venture mortgage notes discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture. Notes receivable as of December 31, 2024 also includes one $2.5 million long-term seller financed promissory note for one property sold during the year ended December 31, 2023. Notes receivable as of December 31, 2023 includes one long-term seller financed promissory note and one short-term seller financed promissory note for two properties sold during the year ended December 31, 2023. These loans were structured as first mortgage loans on the properties sold with an unsecured recourse guaranty from the buyer principal(s). The short-term seller financed promissory note was repaid in full during the year ended December 31, 2024.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Derivative liabilities	—	15	—	15

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Derivative liabilities	—	264	—	264
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings with an aggregate notional amount of $60.0 million as of December 31, 2024 and 2023 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2024 and 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, right-of-use assets and its investment in the Arch Street Joint Venture, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable.
The following table summarizes our provisions for impairment during the periods indicated below (dollars in thousands). The impairment charges reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds with respect to real estate assets that were expected to be sold as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.

	Year Ended December 31,
	2024	2023	2022
Number of properties	12	8	18

Carrying value of impaired properties	$120,469	$68,215	$142,748
Provisions for impairment	(47,552)	(33,112)	(66,359)
Estimated fair value	$72,917	$35,103	$76,389
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
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2024, the fair value measurements for nine properties were determined based on sales prices under definitive agreements, two properties were determined by a weighted average discount rate of 9.3% and weighted average capitalization rate of 8.8%, and one was determined based on an estimated sales price based on market data. During the year ended December 31, 2024, impairment charges of $33.0 million were recorded for held and used properties, $8.6 million for held for sale properties and $6.0 million for disposed properties.
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2023, the fair value measurements for seven properties were determined based on sales prices under definitive agreements and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the year ended December 31, 2023, impairment charges of $5.9 million were recorded for held and used properties and $27.2 million for disposed properties.
For the Company’s impairment tests for the real estate assets during the year ended December 31, 2022, the fair value measurements for 17 properties were determined by applying an estimated sales price based on market data and one property was determined by applying a discount rate of 8.5% and capitalization rate of 8.0%. During the year ended December 31, 2022, impairment charges of $39.5 million were recorded for held and used properties, $0.2 million for held for sale properties and $26.7 million for disposed properties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2024
Assets of properties held and used	$—	$—	$22,903	$22,903
Assets of properties held for sale	—	9,671	—	9,671
	$—	$9,671	$22,903	$32,574

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2023
Assets of properties held and used	$—	$—	$5,402	$5,402
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at December 31, 2024	Fair Value at December 31, 2024	Carrying Value at December 31, 2023	Fair Value at December 31, 2023
Assets:
Notes receivable	3	$3,900	$3,900	$2,500	$2,500

Liabilities (1):
Mortgages payable	2	$373,000	$352,476	$355,000	$334,897
Credit facility revolver	2	119,000	119,000	116,000	116,000
Derivative liabilities	2	15	15	264	264
Total		$492,015	$471,491	$471,264	$451,161
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Notes Receivable – The fair value of the Company’s long-term promissory notes receivable were determined to be at fair value based on management’s estimates of credit spreads and observable market interest rates, representing level 3 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 6 – Debt, Net
As of December 31, 2024, the Company had $490.2 million of debt outstanding, including net deferred financing costs, with a weighted-average years to maturity of 2.1 years and a weighted-average effective interest rate for the year ended December 31, 2024 of 5.85%. The following table summarizes the carrying value of debt as of and the debt activity for the periods indicated below (in thousands):

		Year Ended December 31, 2024
	Balance as of December 31, 2023	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2024
Mortgages payable:
Outstanding balance	$355,000	$18,000	$—	$—	$373,000
Deferred costs	(2,144)	(332)	—	698	(1,778)
Mortgages payable, net	352,856	17,668	—	698	371,222

Credit facility revolver	116,000	36,000	(33,000)	—	119,000

Total debt	$468,856	$53,668	$(33,000)	$698	$490,222
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of December 31, 2024 (in thousands):

Total
2025	$—
2026	119,000
2027	355,000
2028	—
2029	—
Thereafter	18,000
Total	$492,000
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
In February 2022, as further described below, the Company refinanced the Bridge Facility in full with the $355.0 million CMBS Loan (defined below), and the Bridge Credit Agreement was terminated. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of December 31, 2024, $119.0 million of principal amount was outstanding under the Revolving Facility with $231.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. As of December 31, 2024, the weighted average effective interest rate of the Revolving Facility was 7.66%.
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
As of December 31, 2024, Orion OP was in compliance with the Revolving Facility financial covenants.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. The proceeds of the CMBS Loan were used to repay the Bridge Facility. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During the year ended December 31, 2024, the Mortgage Borrowers funded an additional $9.4 million of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of one of the leases in the CMBS collateral pool.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.
The CMBS Loan is generally not freely prepayable by the Mortgage Borrowers without payment of certain prepayment premiums and costs. The CMBS Loan may be prepaid in whole, but not in part, except as provided in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”), at any time, subject to the payment of a yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Further, releases of individual properties are permitted in connection with an arm’s length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to payment of the applicable yield maintenance premium and the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. The CMBS Loan may be prepaid in full without premium or penalty beginning in May 2026 (nine months prior to maturity).
The CMBS Loan Agreement also contains customary cash management provisions, including certain trigger events (such as failure of the Mortgage Borrowers to satisfy a minimum debt yield of 8.0%) which allow the Lender to retain any excess cash flow as additional collateral for the Loan, until such trigger event is cured.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2024, the Company was in compliance with these financial covenants.
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
San Ramon Loan
On November 7, 2024, an indirect subsidiary of the Company (the “San Ramon Borrower”) obtained an $18.0 million fixed rate mortgage note (the “San Ramon Loan”) from RGA Americas Investments LLC (the “San Ramon Lender”) secured

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
by the fee simple interest in the San Ramon, California property acquired in September 2024 (the “San Ramon Property”). The San Ramon Loan bears interest at a fixed rate of 5.90% per annum and matures on December 1, 2031.
The San Ramon Loan requires monthly payments of interest only and all principal is due at maturity and is generally not freely prepayable by the San Ramon Borrower until December 2026, and thereafter without payment of certain prepayment premiums and costs. In connection with the San Ramon Loan, the Company (as guarantor) delivered a customary non-recourse carveout guaranty, under which the Company guaranteed the obligations and liabilities of the San Ramon Borrower under the San Ramon Loan with respect to certain non-recourse carveout events and the circumstances under which the San Ramon Loan will be fully recourse to the San Ramon Borrower. The San Ramon Borrower and the Company also provided a customary environmental indemnity agreement, pursuant to which the San Ramon Borrower and the Company agreed to protect, defend, indemnify and hold harmless the San Ramon Lender from and against certain environmental liabilities related to the San Ramon Property.
The loan agreement governing the San Ramon Loan (the “San Ramon Loan Agreement”) includes customary representations, warranties and covenants of the San Ramon Borrower and the Company. The San Ramon Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the Lender to, among other things, declare the principal, accrued interest and other obligations of the San Ramon Borrower to be immediately due and payable and foreclose on the San Ramon Property.
The Company’s mortgages payable consisted of the following as of December 31, 2024 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate	Weighted-Average Years to Maturity
Fixed-rate debt	20	$439,171	$373,000	5.02%	2.3
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $131.6 million, of which the Company’s proportionate share was $26.3 million, as of December 31, 2024.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2024 and 2023, the Company had outstanding derivative agreements with aggregate notional amounts of $60.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
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
The table below presents the fair value of the Company’s derivative financial instruments designated as a cash flow hedges as well as its classification in the accompanying consolidated balance sheets as of the periods indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate collars	Other liabilities, net	$(15)	$(264)
During the years ended December 31, 2024, 2023 and 2022, the Company recorded net unrealized gains of $0.2 million, $0.1 million and $7.8 million, respectively, for changes in the fair value of its cash flow hedges in accumulated other comprehensive income (loss).

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
During the years ended December 31, 2023 and 2022, the Company reclassified previous net gains of $6.7 million and $1.8 million, respectively, from accumulated other comprehensive (loss) income into interest expense as a result of the hedged transactions impacting earnings. No such amounts were reclassified from accumulated other comprehensive loss into interest expense during the year ended December 31, 2024.
During the next twelve months, the Company estimates that $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of December 31, 2024 and 2023, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the periods indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024	$—	$(15)	$—	$—	$(15)	$—	$—	$(15)
December 31, 2023	$—	$(264)	$—	$—	$(264)	$—	$—	$(264)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures:
Cash paid for interest	$28,955	$25,283	$25,108
Cash paid for income taxes, net of refunds	$207	$463	$634
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$5,804	$6,484	$3,243
Accrued deferred financing costs	$—	$—	$25
Establishment of right-of-use assets and lease liabilities	$—	$1,232	$1,193
Distributions declared and unpaid	$5,633	$5,578	$5,664
Land acquired upon finance lease termination	$3,470	$—	$4,707
Origination of seller financed notes receivable	$—	$3,700	$—

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the periods indicated below (in thousands):

	December 31, 2024	December 31, 2023
Accrued real estate and other taxes	$11,228	$11,794
Accrued operating and other	9,141	8,673
Accrued capital expenditures and leasing costs	8,040	6,284
Accrued interest	2,017	2,122
Accounts payable	1,159	1,606
Total	$31,585	$30,479
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
As of December 31, 2024, the Company had the following estimated total outstanding leasing costs commitments (in thousands):

Total (1)
Tenant improvement allowances	$64,274
Reimbursable landlord work (2)	6,478
Non-reimbursable landlord work (2)	7,577
Leasing commissions	323
Total	$78,652
____________________________________
(1)Outstanding commitments do not include rent concessions as such amounts are recorded as a component of straight-line rent receivable, net, in accordance with U.S. GAAP.
(2)Landlord work represents specific improvements agreed to within the lease agreement to be performed by the Company, as landlord, as a new and non-recurring obligation and in order to induce the tenant to enter into a new lease or lease renewal or extension. Outstanding commitments for reimbursable and non-reimbursable landlord work include estimates and are subject to change.
The actual amount the Company pays for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of the Company’s cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any.
For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. As of December 31, 2024, total restricted cash of $41.5 million was reserved for outstanding leasing costs, including $30.1 million for tenant improvement allowances and $11.4 million for rent concession commitments, and is included in other assets, net in the accompanying consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any such legal proceedings will have a material adverse effect upon its consolidated position or results of operations.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Note 11 – Leases
Lessor
As of December 31, 2024, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 16.0 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed:
Cash rental revenue	$117,953	$141,471	$156,505
Straight-line rental revenue	(210)	5,649	(769)
Lease intangible amortization	637	894	1,091
Fixed property operating cost reimbursements	5,881	5,956	5,566
Other fixed rental revenue	1,128	865	5,271
Total fixed	125,389	154,835	167,664
Variable:
Variable property operating cost reimbursements	35,897	36,010	36,624
Other variable rental revenue	2,769	3,396	3,065
Total variable	38,666	39,406	39,689
Total rental revenue	$164,055	$194,241	$207,353
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of December 31, 2024 (in thousands).

Future Minimum Base Rent Payments
2025	$89,434
2026	88,837
2027	69,613
2028	57,420
2029	43,862
Thereafter	236,311
Total	$585,477

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of December 31, 2024, the Company’s operating leases had remaining lease terms ranging from 0.9 years to 60.0 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted-average discount rate used to measure the lease liability for the Company’s operating leases was 3.72% as of December 31, 2024. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $1.2 million, $1.3 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. No cash paid for operating lease liabilities was capitalized during the years ended December 31, 2024, 2023 and 2022.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2024 (in thousands).

Future Minimum Lease Payments
2025	$1,184
2026	778
2027	752
2028	761
2029	473
Thereafter	12,044
Total	15,992
Less: imputed interest	5,550
Total	$10,442
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
Distributions
During the years ended December 31, 2024, 2023 and 2022, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10
November 6, 2024	December 31, 2024	January 15, 2025	$0.10

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
November 9, 2023	December 29, 2023	January 16, 2024	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 22, 2022	March 31, 2022	April 15, 2022	$0.10
May 3, 2022	June 30, 2022	July 15, 2022	$0.10
August 2, 2022	September 30, 2022	October 17, 2022	$0.10
November 1, 2022	December 30, 2022	January 17, 2023	$0.10
On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025.
The following table sets forth the federal income tax characterization of dividends paid on a percentage basis on the Company’s common stock for the periods indicated below:

	Year Ended December 31,
	2024	2023	2022
Ordinary dividends	—%	—%	—%
Capital gain distributions	—%	—%	—%
Nondividend distributions	100.00%	100.00%	100.00%
Total	100.00%	100.00%	100.00%
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The Company did not repurchase any shares under the Share Repurchase Program during the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million. As of December 31, 2024, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Note 13 – Equity-Based Compensation
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
Failure to satisfy the performance conditions for the Metrics-Based RSUs will result in the forfeiture of the units and, in the case of awards where the performance conditions were previously determined to be likely of achieving, a reversal of any previously recognized equity-based compensation expense. Failure to satisfy the market conditions for the TSR-Based RSUs will result in the forfeiture of the units but does not result in a reversal of previously recognized equity-based compensation expense, provided that the requisite service has been rendered. Forfeiture of Time-Based RSUs or Performance-Based awards due to the failure to meet the service requirements results in the reversal of previously recognized equity-based compensation expense. The Company adjusts for forfeitures of Time-Based RSUs and Performance-Based RSUs as they occur.
During the years ended December 31, 2024, 2023 and 2022, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of December 31, 2024, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $2.5 million and $1.4 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.1 million with an aggregate weighted-average remaining term of 1.7 years.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table details the activity of the Time-Based RSUs for the periods indicated below:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested units, December 31, 2022	156,947	$17.12
Granted	363,745	$7.10
Vested	(75,556)	$16.17
Forfeited	—	$—
Unvested units, December 31, 2023	445,136	$9.09
Granted	771,870	$3.37
Vested	(217,028)	$8.94
Forfeited	(23,015)	$4.89
Unvested units, December 31, 2024	976,963	$4.71
The following table details the activity of the Performance-Based RSUs for the periods indicated below:

	Performance-Based RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested units, December 31, 2022	212,154	$13.65
Granted	509,273	$5.83
Vested	—	$—
Forfeited	—	$—
Unvested units, December 31, 2023	721,427	$8.13
Granted	1,613,592	$2.41
Vested	(31,080)	$17.77
Forfeited	(201,625)	$16.33
Unvested units, December 31, 2024	2,102,314	$2.81
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to its employees who received grants of Realty Income time-based restricted stock units and stock options in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the year ended December 31, 2024, and was $0.2 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(102,976)	$(57,311)	$(97,474)
Net (income) loss attributable to non-controlling interest	(36)	9	(20)
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(103,012)	(57,302)	(97,494)

Weighted average shares of common stock outstanding - basic	55,903	56,410	56,632
Effect of dilutive securities (1)	—	—	—
Weighted average shares of common stock - diluted	55,903	56,410	56,632

Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(1.02)	$(1.72)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the year ended December 31, 2024 and there were no potentially dilutive shares for the years ended December 31, 2023 and 2022.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	74	—	—
Weighted average stock warrants	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on April 15, 2025 to stockholders of record as of March 31, 2025.
Arch Street Joint Venture Member Loan
During February 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio.

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2024 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2024	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Commercial & Professional Services - Brownsville, TX	$—	$1,740	$11,571	$956	$14,267	$(5,765)	4/1/2011	2007
Telecommunication Services - Augusta, GA	—	—	11,128	431	11,559	(5,535)	4/1/2011	2007
Telecommunication Services - Salem, OR	—	1,722	10,074	676	12,472	(4,903)	6/22/2011	2000
Financial Institutions - Mount Pleasant, SC	—	10,803	25,511	(17,582)	18,732	—	1/22/2013	2003
Health Care Equipment & Services - St. Louis, MO	12,041	—	38,799	363	39,162	(13,300)	1/22/2013	2009
Government & Public Services - Brownsville, TX	1,345	321	6,803	172	7,296	(2,446)	1/22/2013	2008
Government & Public Services - Parkersburg, WV	—	494	12,902	378	13,774	(4,451)	1/22/2013	2009
Government & Public Services - Paris, TX	2,292	274	5,392	246	5,912	(1,885)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	146	2,086	44	2,276	(758)	1/22/2013	2002
Government & Public Services - Dallas, TX	—	399	9,748	67	10,214	(3,403)	1/22/2013	2011
Government & Public Services - Redding, CA	—	676	20,553	568	21,797	(7,055)	1/22/2013	2003
Government & Public Services - Minneapolis, MN	—	1,046	8,588	—	9,634	(2,934)	1/22/2013	2005
Government & Public Services - Malone, NY	5,134	824	9,485	132	10,441	(3,357)	1/22/2013	2011
Government & Public Services - Sioux City, IA	—	77	4,761	413	5,251	(1,714)	1/22/2013	2011
Government & Public Services - Knoxville, TN	—	761	9,041	355	10,157	(3,214)	1/22/2013	2011
Health Care Equipment & Services - Bedford, TX	34,167	1,608	56,219	—	57,827	(19,208)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	68	811	(27)	852	(282)	1/22/2013	2002
Transportation - Memphis, TN	17,114	3,570	16,601	519	20,690	(5,812)	2/27/2013	1999
Transportation - Columbus, OH	16,014	—	19,637	—	19,637	(6,476)	6/19/2013	2012
Vacant - Deerfield, IL (6)	—	4,093	11,511	(13,564)	2,040	—	8/27/2013	1984
Vacant - Deerfield, IL (6)	—	4,262	11,988	(14,125)	2,125	—	8/27/2013	1984
Vacant - Deerfield, IL (6)	—	4,082	11,484	(13,531)	2,035	—	8/27/2013	1984
Vacant - Deerfield, IL (6)	—	4,089	11,503	(13,553)	2,039	—	8/27/2013	1984
Vacant - Deerfield, IL (6)	—	2,586	7,275	(8,572)	1,289	—	8/27/2013	1976
Vacant - Deerfield, IL (6)	—	3,181	8,947	(10,543)	1,585	—	8/27/2013	1976
Capital Goods - Cedar Rapids, IA	7,000	1,000	12,981	—	13,981	(4,157)	10/10/2013	2013
Consumer Durables & Apparel - Providence, RI	—	2,550	21,779	—	24,329	(6,828)	1/31/2014	1985
Materials - East Windsor, NJ	10,391	240	13,446	155	13,841	(4,128)	4/30/2014	2008
Media & Entertainment - East Syracuse, NY	11,002	880	15,817	—	16,697	(4,839)	4/30/2014	2000
Government & Public Services - Cocoa, FL	—	450	949	79	1,478	(103)	11/1/2021	2009
Government & Public Services - Grangeville, ID	—	1,385	3,436	338	5,159	(480)	11/1/2021	2007
Government & Public Services - Fort Worth, TX	—	572	3,985	55	4,612	(383)	11/1/2021	2010
Government & Public Services - Plattsburgh, NY	—	1,136	2,486	148	3,770	(274)	11/1/2021	2008
Vacant - Warwick, RI	—	1,358	3,982	(423)	4,917	(144)	11/1/2021	1995
Capital Goods - Longmont, CO	—	2,106	12,543	463	15,112	(1,228)	11/1/2021	1993

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2024 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2024	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Health Care Equipment & Services - Waukegan, IL	$—	$636	$4,136	$1,681	$6,453	$(478)	11/1/2021	1980
Health Care Equipment & Services - Fresno, CA	—	4,454	17,292	432	22,178	(1,655)	11/1/2021	1984
Telecommunication Services - Richardson, TX	—	1,187	21,037	634	22,858	(1,933)	11/1/2021	1986
Health Care Equipment & Services - San Antonio, TX	—	2,125	15,425	462	18,012	(1,515)	11/1/2021	2008
Restaurant - Tulsa, OK	—	6,865	34,716	60	41,641	(3,147)	11/1/2021	1995
Vacant - Englewood, CO	—	2,291	2,989	(1,280)	4,000	—	11/1/2021	2011
Consumer Durables & Apparel - Denver, CO (7)	—	3,386	19,727	1,604	24,717	(1,943)	11/1/2021	2001
Vacant - Richardson, TX	—	2,047	12,733	7	14,787	(1,298)	11/1/2021	2008
Commercial & Professional Services - Lawrence, KS	—	3,576	2,996	97	6,669	(360)	11/1/2021	1997
Vacant - Lawrence, KS	—	3,334	3,449	80	6,863	(426)	11/1/2021	2003
Materials - The Woodlands, TX	—	5,772	14,236	3,591	23,599	(1,710)	11/1/2021	2009
Consumer Durables & Apparel - Englewood, CO	20,537	3,354	14,714	543	18,611	(1,508)	11/1/2021	2009
Vacant - Malvern, PA	—	3,853	25,296	793	29,942	(2,455)	11/1/2021	1999
Media & Entertainment - Milwaukee, WI	—	2,727	18,083	40	20,850	(1,648)	11/1/2021	2001
Telecommunication Services - Nashville, TN	9,291	2,588	9,587	1,241	13,416	(1,015)	11/1/2021	2002
Retailing - The Woodlands, TX	—	2,550	17,481	1,429	21,460	(1,734)	11/1/2021	2014
Retailing - Santee, CA	—	—	9,859	1,150	11,009	(1,033)	11/1/2021	2003
Materials - Glen Burnie, MD	—	3,095	11,466	1,401	15,962	(1,283)	11/1/2021	1984
Vacant - Irving, TX	—	9,267	19,853	385	29,505	(1,886)	11/1/2021	1997
Capital Goods - Tulsa, OK	—	1,904	1,238	—	3,142	(142)	11/1/2021	1982
Vacant - Covington, KY	—	4,087	56,991	6,737	67,815	(5,590)	11/1/2021	2002
Software & Services - Amherst, NY (8)	—	2,997	2,701	—	5,698	(378)	11/1/2021	1986
Capital Goods - Sterling, VA	29,094	10,515	25,393	—	35,908	(2,446)	11/1/2021	2011
Capital Goods - Malvern, PA	11,552	2,607	10,844	—	13,451	(1,124)	11/1/2021	2014
Health Care Equipment & Services - Indianapolis, IN	—	1,430	4,386	271	6,087	(464)	11/1/2021	1993
Health Care Equipment & Services - Plano, TX	—	9,834	35,893	1,742	47,469	(3,585)	11/1/2021	2009
Capital Goods - Blair, NE	—	558	1,210	—	1,768	(148)	11/1/2021	2009
Vacant - Oklahoma City, OK	—	3,393	22,998	(17,948)	8,443	(177)	11/1/2021	2009
Software & Services - Lincoln, NE	—	—	6,587	1,326	7,913	(784)	11/1/2021	2009
Vacant - Buffalo, NY	—	4,710	36,740	28	41,478	(3,400)	11/1/2021	2007
Insurance - Urbana, MD	23,165	4,028	19,888	—	23,916	(1,924)	11/1/2021	2011
Health Care Equipment & Services - Nashville, TN	—	1,165	11,749	168	13,082	(1,164)	11/1/2021	2010
Retailing - Kennesaw, GA	11,430	—	11,141	3,690	14,831	(1,208)	11/1/2021	2012
Capital Goods - Duluth, GA	14,669	3,684	14,786	—	18,470	(1,425)	11/1/2021	1999
Commercial & Professional Services - Parsippany, NJ	—	9,537	9,174	358	19,069	(1,050)	11/1/2021	2009
Vacant - Bedford, MA	—	22,381	26,029	4	48,414	(2,760)	11/1/2021	2001
Financial Institutions - Hopewell, NJ	92,663	19,325	57,846	3,291	80,462	(5,556)	11/1/2021	2001

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2024 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2024	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant - Phoenix, AZ	$26,099	$4,786	$21,346	$844	$26,976	$(2,204)	11/1/2021	2012
Vacant - Amherst, NY (8)	—	564	486	—	1,050	(69)	11/1/2021	1988
Materials - San Ramon, CA	18,000	12,250	25,269	—	37,519	(219)	9/11/2024	1984
	$373,000	$241,361	$1,111,592	$(70,501)	$1,282,452	$(177,906)
____________________________________
(1)Initial costs exclude subsequent impairment charges.
(2)Consists of capital expenditures and real estate development costs, net of condemnations, easements, impairment charges and other adjustments.
(3)Gross intangible lease assets of $284.1 million and the associated accumulated amortization of $188.2 million are not reflected in the table above.
(4)The aggregate cost for federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2024 was approximately $1.9 billion.
(5)Depreciation is computed using the straight-line method over the estimated useful lives of up to 35 years for buildings and five to 20 years for building fixtures and improvements.
(6)The buildings and associated accumulated depreciation of the six-property campus in Deerfield, Illinois were written-off during the year ended December 31, 2024.
(7)This property was split during the year ended December 31, 2024 as a result of a pending parcel split and sale agreement on a portion of the land and improvements thereon. The vacant property under the sale agreement is included in real estate assets held for sale, net in the accompanying balance sheets as of December 31, 2024.
(8)These properties were split during the year ended December 31, 2024 due to a completed parcel split for the land and improvements thereon.

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024 (in thousands)
The following is a reconciliation of the gross real estate activity for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$1,320,396	$1,366,625	$1,481,745
Additions:
Acquisitions/improvements	54,405	17,476	13,203
Deductions/Other
Sold or disposed of (1)	(20,955)	(7,173)	(18,548)
Impairments	(61,723)	(41,467)	(87,834)
Reclassified to real estate assets held for sale, net	(9,671)	(15,065)	(21,941)
Balance, end of year	$1,282,452	$1,320,396	$1,366,625
The following is a reconciliation of the accumulated depreciation for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$158,791	$133,379	$128,109
Additions:
Depreciation expense	49,254	34,037	35,855
Deductions/Other
Sold or disposed of (1)	(15,887)	—	(169)
Impairments	(14,252)	(8,625)	(21,757)
Reclassified to real estate assets held for sale, net	—	—	(8,659)
Balance, end of year	$177,906	$158,791	$133,379
____________________________________
(1)Includes the full write-off of the buildings and associated accumulated depreciation of the six-property campus in Deerfield, Illinois during the year ended December 31, 2024.