Form 10-Q
period 2025-03-31
Orion Properties Inc.
filed 2025-05-07
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,193,665 shares of common stock of Orion Properties Inc. outstanding as of May 2, 2025.

ORION PROPERTIES INC.
For the quarterly period ended March 31, 2025

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$223,706	$227,145
Buildings, fixtures and improvements	1,058,186	1,055,307
Total real estate investments, at cost	1,281,892	1,282,452
Less: accumulated depreciation	185,982	177,906
Total real estate investments, net	1,095,910	1,104,546
Accounts receivable, net	24,128	22,833
Intangible lease assets, net	89,525	95,944
Cash and cash equivalents	9,384	15,600
Real estate assets held for sale, net	14,923	9,671
Other assets, net	93,996	87,828
Total assets	$1,327,866	$1,336,422

LIABILITIES AND EQUITY
Mortgages payable, net	$371,403	$371,222
Credit facility revolver	132,000	119,000
Accounts payable and accrued expenses	27,924	31,585
Below-market lease liabilities, net	19,988	20,596
Distributions payable	1,124	5,633
Other liabilities, net	20,631	23,130
Total liabilities	573,070	571,166

Common stock, $0.001 par value, 100,000,000 shares authorized 56,193,665 and 55,951,876 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	1,148,461	1,148,223
Accumulated other comprehensive loss	(1)	(15)
Accumulated deficit	(395,036)	(384,348)
Total stockholders’ equity	753,480	763,916
Non-controlling interest	1,316	1,340
Total equity	754,796	765,256
Total liabilities and equity	$1,327,866	$1,336,422

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Rental	$37,797	$46,995
Fee income from unconsolidated joint venture	204	202
Total revenues	38,001	47,197
Operating expenses:
Property operating	16,450	15,999
General and administrative	4,896	4,949
Depreciation and amortization	16,022	24,504
Impairments	1,709	19,685
Transaction related	64	110
Total operating expenses	39,141	65,247
Other (expenses) income:
Interest expense, net	(8,156)	(8,146)
Other income, net	253	163
Equity in loss of unconsolidated joint venture, net	(246)	(116)
Total other (expenses) income, net	(8,149)	(8,099)
Loss before taxes	(9,289)	(26,149)
Provision for income taxes	(66)	(77)
Net loss	(9,355)	(26,226)
Net income attributable to non-controlling interest	(6)	(6)
Net loss attributable to common stockholders	$(9,361)	$(26,232)

Weighted average shares outstanding - basic and diluted	56,043	55,803
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.47)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,355)	$(26,226)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	14	219

Total comprehensive loss	(9,341)	(26,007)
Comprehensive income attributable to non-controlling interest	(6)	(6)
Total comprehensive loss attributable to common stockholders	$(9,347)	$(26,013)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256
Net (loss) income	—	—	—	—	(9,361)	(9,361)	6	(9,355)
Distributions	—	—	—	—	(1,327)	(1,327)	(30)	(1,357)
Repurchases of common stock to settle tax obligations	(132,362)	—	(466)	—	—	(466)	—	(466)
Equity-based compensation, net	374,151	—	704	—	—	704	—	704
Other comprehensive income, net	—	—	—	14	—	14	—	14
Balance, March 31, 2025	56,193,665	$56	$1,148,461	$(1)	$(395,036)	$753,480	$1,316	$754,796

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$885,623	$1,380	$887,003
Net (loss) income	—	—	—	—	(26,232)	(26,232)	6	(26,226)
Distributions	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Repurchases of common stock to settle tax obligations	(46,598)	—	(162)	—	—	(162)	—	(162)
Equity-based compensation, net	132,869	—	790	—	—	790	—	790
Other comprehensive income, net	—	—	—	219	—	219	—	219
Balance, March 31, 2024	55,869,819	$56	$1,145,264	$(45)	$(290,710)	$854,565	$1,386	$855,951
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,355)	$(26,226)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,022	24,504
Non-cash revenue adjustments, net	(3,736)	(808)
Impairments	1,709	19,685
Amortization of deferred financing costs	912	924
Equity-based compensation	704	790
Equity in loss of unconsolidated joint venture, net	246	116
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(1,538)	(2,970)
Accounts payable, accrued expenses and other liabilities, net	(7,211)	(4,993)
Net cash (used in) provided by operating activities	(2,247)	11,022
Cash flows from investing activities:
Capital expenditures and leasing costs	(5,630)	(4,412)
Return of investment from unconsolidated joint venture	—	461
Origination of member loan to unconsolidated joint venture	(8,328)	—
Principal repayments received on member loan to unconsolidated joint venture	845	—
Principal repayments received on notes receivable	—	200
Net cash used in investing activities	(13,113)	(3,751)
Cash flows from financing activities:
Proceeds from credit facility revolver	13,000	—
Repurchases of common stock to settle tax obligations	(466)	(162)
Distributions paid	(5,595)	(5,579)
Other financing activities	(272)	(85)
Net cash provided by (used in) financing activities	6,667	(5,826)
Net change in cash and cash equivalents and restricted cash	(8,693)	1,445

Cash and cash equivalents and restricted cash, beginning of year	57,170	57,198
Cash and cash equivalents and restricted cash, end of period	$48,477	$58,643

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$15,600	$22,473
Restricted cash at beginning of year	41,570	34,725
Cash and cash equivalents and restricted cash at beginning of year	$57,170	$57,198

Cash and cash equivalents at end of period	$9,384	$23,618
Restricted cash at end of period	39,093	35,025
Cash and cash equivalents and restricted cash at end of period	$48,477	$58,643
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
Following the Distribution, the Company became an independent and publicly traded company and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL.” The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of March 31, 2025, the Company owned and operated 68 operating properties, with an aggregate of 7.8 million leasable square feet located in 29 states, and eight non-operating properties. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of March 31, 2025, the Arch Street Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
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
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2024, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the three months ended March 31, 2025.
Periodically the Company receives reimbursements from previous tenants for certain end of lease obligations that are recognized on a cash basis or when the amounts are definitively agreed upon. During the three months ended March 31, 2024, the Company recognized $2.7 million of such reimbursements. No such amounts were recorded for the three months ended March 31, 2025. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. During the three months ended March 31, 2025 and 2024, the Company recognized lease termination income of $0.8 million and $1.6 million, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended March 31, 2025 and 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
Restricted Cash
The Company had $39.1 million and $41.6 million in restricted cash as of March 31, 2025 and December 31, 2024, respectively, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net in the accompanying consolidated balance sheets.
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
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024. Vacant Property Operating Expenses of $5.1 million and $2.8 million are included in property operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures). ASU 2024-03 serves to improve disclosures about a public business entity’s expenses and provide detailed information about expense categories commonly presented in cost of sales, research and development and selling, general, and administrative expenses, including but not limited to purchases of inventory, employee compensation, depreciation, amortization and depletion. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2025, the Company had no acquisitions.
During the three months ended March 31, 2024, the Company acquired for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of March 31, 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2025 and 2024, the Company had no dispositions. In April 2025, the Company closed on the sale of three vacant properties for an aggregate gross sales price of $19.1 million. All three of these properties were classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2025. In connection with two of the property dispositions, the Company provided aggregate sales price credits to the buyers of $2.4 million. See Note 15 – Subsequent Events, below.
As of March 31, 2025, the Company had three properties classified as held for sale with a carrying value of $14.9 million, primarily comprised of land of $4.1 million and building, fixtures and improvements, net, of $10.8 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets, which it expects to be sold in the next 12 months as part of its portfolio management strategy. During the three months ended March 31, 2025, the Company recorded losses of $1.7 million related to properties that were classified as held for sale, which are included as part of impairments in the accompanying consolidated statements of operations. There were no recorded losses related to properties that were classified as held for sale during the three months ended March 31, 2024.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life (Years)	March 31, 2025	December 31, 2024
Intangible lease assets:
In-place leases, net of accumulated amortization of $169,857 and $169,898, respectively	9.7	$61,545	$68,099
Leasing commissions, net of accumulated amortization of $5,688 and $4,508, respectively	12.5	22,765	21,834
Above-market lease assets, net of accumulated amortization of $12,303 and $12,831, respectively	10.7	1,789	2,041
Deferred lease incentives, net of accumulated amortization of $1,032 and $927, respectively	10.6	3,426	3,970
Total intangible lease assets, net		$89,525	$95,944

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $18,672 and $24,877, respectively	15.0	$19,988	$20,596
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The aggregate amount of amortization of deferred lease incentives included as net decreases to rental revenue was $0.1 million for the three months ended March 31, 2025 and 2024. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $7.7 million and $16.0 million for the three months ended March 31, 2025 and 2024, respectively.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030
In-place leases:
Total projected to be included in amortization expense	$15,902	$16,157	$8,262	$5,517	$2,797	$2,377
Leasing commissions:
Total projected to be included in amortization expense	$1,931	$2,312	$2,157	$1,936	$1,647	$1,627
Above-market lease assets:
Total projected to be deducted from rental revenue	$595	$680	$237	$115	$63	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$366	$395	$372	$359	$348	$345
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,539	$1,928	$1,766	$1,682	$1,500	$1,425
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Three Months Ended
Investment	March 31, 2025		March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Arch Street Joint Venture (2)	20%	6	$11,576	$11,822	$(246)	$(116)
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
(2)The total carrying value of the Company’s investment in the Arch Street Joint Venture was less than the underlying equity in net assets by $0.1 million and less than $0.1 million as of March 31, 2025 and December 31, 2024, respectively. This difference is related to the recognition of the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The difference in fair value and carrying value of the investment was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of March 31, 2025, there was $130.9 million outstanding under the mortgage notes and the Company’s proportionate share was $26.2 million. The mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum, and the spread on a base rate loan is 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum.
On November 22, 2024, the Company provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During the three months ended March 31, 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. The Company’s member loan to the Arch Street Joint Venture, which had $8.9 million receivable as of March 31, 2025, earns interest at 15% per annum, matures on November 27, 2026 and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the periods indicated below (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$5,176	$5,852
Straight-line rent receivable, net	18,952	16,981
Total	$24,128	$22,833
Other assets, net consisted of the following as of the periods indicated below (in thousands):

	March 31, 2025	December 31, 2024
Restricted cash	$39,093	$41,570
Right-of-use assets, net (1)	21,982	22,216
Investment in unconsolidated joint venture	11,576	11,822
Notes receivable (2)	11,383	3,900
Prepaid expenses	4,604	2,133
Deferred costs, net (3)	3,865	4,596
Other assets, net	1,493	1,591
Total	$93,996	$87,828
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.0 million and a below-market right-of-use asset, net of $6.4 million, as of March 31, 2025. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.2 million and a below-market right-of-use asset, net of $6.4 million, as of December 31, 2024. Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended March 31, 2025 and 2024.
(2)Notes receivable includes a member loan to the Arch Street Joint Venture discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture of $8.9 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively. Notes receivable also includes one $2.5 million long-term seller financed promissory note for one property sold during the year ended December 31, 2023, as of March 31, 2025 and December 31, 2024. This loan was structured as first mortgage loan on the property sold with an unsecured recourse guaranty from the buyer principal.
(3)Includes accumulated amortization for deferred costs related to the Revolving Facility of $7.7 million and $7.0 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense for deferred costs related to the Revolving Facility was $0.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Deferred costs, net as of March 31, 2025 and December 31, 2024 also includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid in capital for future issuances of shares of the Company’s common stock.

Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Derivative liabilities	$—	$1	$—	$1

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Derivative liabilities	$—	$15	$—	$15
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings on the Revolving Facility with an aggregate notional amount of $60.0 million as of March 31, 2025 and December 31, 2024 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

	Three Months Ended March 31,
	2025	2024
Number of properties	2	2

Carrying value of impaired properties	$13,643	$30,060
Provisions for impairment	(1,709)	(19,685)
Estimated fair value	$11,934	$10,375
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
For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2025, the fair value measurements for two properties were determined based on the sales prices under definitive agreements. During the three months ended March 31, 2025, impairment charges of $1.7 million were recorded for held for sale properties and no impairment charges were recorded for held and used properties.
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
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of March 31, 2025
Assets of properties held for sale	$—	$11,934	$—	$11,934

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2024
Assets of properties held and used	$—	$—	$22,903	$22,903
Assets of properties held for sale	—	9,671	—	9,671
Total	$—	$9,671	$22,903	$32,574
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
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at March 31, 2025	Fair Value at March 31, 2025	Carrying Value at December 31, 2024	Fair Value at December 31, 2024
Assets:
Notes receivable	3	$11,383	$11,383	$3,900	$3,900

Liabilities (1):
Mortgages payable	2	$373,000	$358,607	$373,000	$352,476
Credit facility revolver	2	132,000	132,000	119,000	119,000
Derivative liabilities	2	1	1	15	15
Total		$505,001	$490,608	$492,015	$471,491
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Notes Receivable – The carrying value of the Company’s long-term promissory notes receivable were determined to be at fair value based on management’s estimates of credit spreads and observable market interest rates, representing level 3 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Note 6 – Debt, Net
As of March 31, 2025, the Company had $503.4 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.8 years and a weighted average effective interest rate for the three months ended March 31, 2025 of 5.69%. The following table summarizes the carrying value of debt as of and the debt activity for the periods indicated below (in thousands):

		Three Months Ended March 31, 2025
	Balance as of December 31, 2024	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2025
Mortgages payable:
Outstanding balance	$373,000	$—	$—	$—	$373,000
Deferred costs	(1,778)	—	—	181	(1,597)
Mortgages payable, net	371,222	—	—	181	371,403

Credit facility revolver	119,000	13,000	—	—	132,000

Total debt	$490,222	$13,000	$—	$181	$503,403
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of March 31, 2025 (in thousands):

Total
April 1, 2025 to December 31, 2025	$—
2026	132,000
2027	355,000
Thereafter	18,000
Total	$505,000
Credit Agreement
In connection with the Separation and the Distribution, on November 12, 2021, the Company, as parent, and Orion OP, as borrower, entered into a credit agreement (the “Credit Agreement”) providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”), including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto.
In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of March 31, 2025, $132.0 million of principal amount was outstanding under the Revolving Facility with $218.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
annum, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid and reborrowed, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. Unless a new interest rate collar or other hedge instrument is entered into, upon the scheduled expiration of the interest rate collar agreements, the Company’s borrowing cost on outstanding principal balances under the Revolving Facility will be subject to increased risk associated with interest rate fluctuations. As of March 31, 2025, the weighted average effective interest rate of the Revolving Facility was 7.66%.
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
As of March 31, 2025, Orion OP was in compliance with the Revolving Facility financial covenants.
The Revolving Facility includes customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the Revolving Facility. The Revolving Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During the three months ended March 31, 2025 and December 31, 2024, the Mortgage Borrowers funded an additional $1.5 million and $9.4 million, respectively, of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of certain leases in the CMBS collateral pool.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2025, the Company was in compliance with these financial covenants.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
The Company’s mortgages payable consisted of the following as of March 31, 2025 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed-rate debt	20	$433,746	$373,000	5.02%	2.1
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $130.9 million, of which the Company’s proportionate share was $26.2 million, as of March 31, 2025.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2025 and December 31, 2024, the Company had outstanding derivative agreements with aggregate notional amounts of $60.0 million, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the periods indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate collars	Other liabilities, net	$(1)	$(15)
During the three months ended March 31, 2025 and 2024, the Company recorded net unrealized gains of less than $0.1 million and $0.2 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three months ended March 31, 2025 and 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the next twelve months, the Company estimates that no amounts will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of March 31, 2025 and December 31, 2024, the Company had no derivatives that were not designated as qualifying hedging relationships.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the periods indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025	$—	$(1)	$—	$—	$(1)	$—	$—	$(1)
December 31, 2024	$—	$(15)	$—	$—	$(15)	$—	$—	$(15)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$7,164	$7,232
Cash paid for income taxes, net of refunds	$(33)	$(23)
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$7,260	$2,188
Distributions declared and unpaid	$1,124	$5,587
Land acquired upon finance lease termination	$—	$3,470
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the periods indicated below (in thousands):

	March 31, 2025	December 31, 2024
Accrued capital expenditures and leasing costs	$10,176	$8,040
Accrued real estate and other taxes	7,172	11,228
Accrued operating and other	6,687	9,141
Accrued interest	2,073	2,017
Accounts payable	1,816	1,159
Total	$27,924	$31,585
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
As of March 31, 2025, the Company had the following estimated total outstanding leasing costs commitments (in thousands):

Total (1)
Tenant improvement allowances (2)	$49,241
Reimbursable landlord work (3)	11,077
Non-reimbursable landlord work (3)	14,310
Total	$74,628
____________________________________
(1)Outstanding commitments do not include rent concessions as such amounts are recorded as a component of straight-line rent receivable, net, in accordance with U.S. GAAP.
(2)Includes additional allowances of $3.6 million provided within the respective lease agreements, which require election by the tenant in exchange for additional rental income through the remaining term of the lease.
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
For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. As of March 31, 2025, total restricted cash of $38.8 million was reserved for outstanding leasing costs, including $29.3 million for tenant improvement allowances and $9.5 million for rent concession commitments, and is included in other assets, net in the accompanying consolidated balance sheets.
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
Note 11 – Leases
Lessor
As of March 31, 2025, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.8 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed:
Cash rental revenue	$23,642	$31,678
Straight-line rental revenue	3,631	549
Lease intangible amortization	250	414
Fixed property operating cost reimbursements	1,509	1,446
Other fixed rental revenue	703	1,038
Total fixed	29,735	35,125
Variable:
Variable property operating cost reimbursements	7,460	11,196
Other variable rental revenue	602	674
Total variable	8,062	11,870
Total rental revenue	$37,797	$46,995
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of March 31, 2025 (in thousands).

Future Minimum Base Rent Payments
April 1, 2025 - December 31, 2025	$65,187
2026	83,276
2027	69,676
2028	60,787
2029	44,090
2030	42,042
Thereafter	203,574
Total	$568,632
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of March 31, 2025, the Company’s operating leases had remaining lease terms ranging from 0.7 years to 59.8 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.69% as of March 31, 2025. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended March 31, 2025 and 2024. No cash paid for operating lease liabilities was capitalized during the three months ended March 31, 2025 and 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of March 31, 2025 (in thousands).

Future Minimum Lease Payments
April 1, 2025 - December 31, 2025	$888
2026	778
2027	752
2028	761
2029	473
2030	447
Thereafter	11,597
Total	15,696
Less: imputed interest	5,450
Total	$10,246
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
Distributions
During the three months ended March 31, 2025 and 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
On May 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2025, payable on July 15, 2025, to stockholders of record as of June 30, 2025
Share Repurchase Program
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
The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2025 or 2024. As of March 31, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
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
Failure to satisfy the performance conditions for the Metrics-Based RSUs will result in the forfeiture of the units and, in the case of awards where the performance conditions were previously determined to be likely of achieving, a reversal of any previously recognized equity-based compensation expense. Failure to satisfy the market conditions for the TSR-Based RSUs will result in the forfeiture of the units but does not result in a reversal of previously recognized equity-based compensation expense, provided that the requisite service has been rendered. Forfeiture of Time-Based RSUs or Performance-Based RSUs due to the failure to meet the service requirements results in the reversal of previously recognized equity-based compensation expense. The Company adjusts for forfeitures of Time-Based RSUs and Performance-Based RSUs as they occur.
During the three months ended March 31, 2025 and 2024, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of March 31, 2025, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three months ended March 31, 2025 and 2024 was $0.7 million and $0.8 million, respectively. As of March 31, 2025, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $3.3 million, with an aggregate weighted average remaining term of 1.5 years.
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to employees who received grants of Realty Income time-based restricted stock units and stock options in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the three months ended March 31, 2024. As of March 31, 2025, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options and no equity-based compensation expense related to these awards during the three months ended March 31, 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,355)	$(26,226)
Net income attributable to non-controlling interest	(6)	(6)
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(9,361)	(26,232)

Weighted average shares of common stock outstanding - basic	56,043	55,803
Effect of dilutive securities (1)	—	—
Weighted average shares of common stock - diluted	56,043	55,803

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.47)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three months ended March 31, 2025 and 2024.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	267	55
Weighted average stock warrants	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On May 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2025, payable on July 15, 2025, to stockholders of record as of June 30, 2025.
Dispositions
In April 2025, the Company closed on the sale of three vacant properties for an aggregate gross sales price of $19.1 million. In connection with two of the property dispositions, the Company provided aggregate sales price credits to the buyers of $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect Orion Properties Inc.’s (the “Company”, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, expected borrowings and financing costs and the payment of future dividends. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collections. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•the risk that recent changes in United States trade policy and the imposition of new tariffs continue to create disruption in macroeconomic conditions and could adversely impact our lenders, tenants and prospective tenants, and cause them to reduce or decline to do business with us or fail to meet their obligations to us;
•the extent to which changes in workplace practices and office space utilization, including remote and hybrid work arrangements, and changes in government budgetary priorities, will continue and the impact that may have on demand for office space at our properties;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of March 31, 2025, multiplied by 12, including the Company’s proportionate share of such amounts related to the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
As of March 31, 2025, we owned and operated 68 operating properties with an aggregate of 7.8 million leasable square feet located in 29 states with an occupancy rate of 73.7% and a weighted average remaining lease term of 5.2 years. As of March 31, 2025, we had eight properties designated as non-operating properties. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of March 31, 2025, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted average remaining lease term of 7.1 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 8.0 million leasable square feet with an occupancy rate of 74.3%, or 75.2% adjusted for three operating properties that are currently under agreements to be sold or have been sold following March 31, 2025, and a weighted average remaining lease term of 5.2 years, as of March 31, 2025.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 11.3% and 11.1% of our annualized base rent are scheduled to expire during the remainder of 2025 and in 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
Our leasing and asset disposition activity since the completion of our distribution from Realty Income continues to be adversely impacted by a variety of market and property specific conditions. The COVID-19 pandemic and its aftermath has significantly reduced demand for office space and changes in space usage in the office leasing market, as tenants seek to attract employees back to the office, in newer, renovated properties with more amenities. As of March 31, 2025, 63.7%, 31.1% and 5.2% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of March 31, 2025, our class B and class C properties collectively included the following 10% or greater geographic concentrations as measured by rentable square feet: Texas (17.9%) and California (11.7%); and the following 10% or greater property type concentrations as measured by rentable square feet: traditional office (65.7%), flex/industrial (18.9%) and governmental (10.1%). In the current office environment, class B and class C properties generally have been experiencing reduced demand and lease or sell at discounts to class A properties and our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our property to the value of newer space with more amenities asking higher rent in other properties in the market. The class of buildings we own may be negatively impacting our leasing velocity and pushing our leasing costs higher and may also be negatively impacting our sales price on non-core asset sales.
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates, market sentiment towards the office sector and recent changes in United States trade policy and the imposition of new tariffs may adversely impact us or our lenders restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. Our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture, which are scheduled to mature on November 27, 2025. As of March 31, 2025, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $26.2 million. The Arch Street Joint Venture has one remaining option to extend the maturity date for an additional 12 months until November 27, 2026, subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
Basis of Presentation
The consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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
Significant Transactions Summary
Activity through March 31, 2025 and Subsequent Events
Real Estate Operations
•During the three months ended March 31, 2025, we completed approximately 380,000 square feet of lease renewals and new leases across four different properties with a weighted average lease term of 6.7 years.
•During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As of March 31, 2025, the outstanding principal balance of the member loan was $8.9 million.
•During the three months ended March 31, 2025, one lease expired consisting of 136,000 square feet. The vacated property was immediately backfilled with a lease executed during the three months ended December 31, 2024. As of March 31, 2025, we had a total of 10 fully vacant operating properties.
•In April 2025, we closed on the sale of three vacant properties totaling approximately 287,000 square feet for an aggregate gross sales price of $19.1 million. In connection with two of the property dispositions, we provided aggregate sales price credits to the buyers of $2.4 million. As of May 7, 2025, we had pending agreements in place to sell two operating properties for an aggregate gross sales price of $27.3 million. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025 which was paid on April 15, 2025.
•On May 6, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2025, payable on July 15, 2025, to stockholders of record as of June 30, 2025.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our operating properties as of the periods indicated below, including our proportionate share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	March 31, 2025	December 31, 2024
Portfolio Metrics
Operating properties	68	69
Arch Street Joint Venture properties	6	6
Non-Operating properties	8	7
Rentable square feet (in thousands) (1)	8,037	8,112
Annualized base rent (in thousands)	$120,121	$120,293
Occupancy rate (2)	74.3%	73.7%
Leased rate (3)	77.4%	74.7%
Investment-grade tenants (4)	72.3%	74.4%
Weighted average remaining lease term (in years)	5.2	5.2
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s proportionate share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for three operating properties that are currently under agreements to be sold or have been sold following March 31, 2025, the occupancy rate as of March 31, 2025 would be 75.2%.
(3)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(4)Based on annualized base rent of our real estate portfolio, including the Company’s proportionate share of annualized base rent for properties owned by the Arch Street Joint Venture, as of March 31, 2025. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Financial Metrics
Total revenues	$38,001	$47,197
Net loss attributable to common stockholders	$(9,361)	$(26,232)
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.47)
FFO attributable to common stockholders (1)	$8,805	$18,389
FFO attributable to common stockholders per diluted share (1)	$0.16	$0.33

Core FFO attributable to common stockholders (1)	$10,653	$20,365
Core FFO attributable to common stockholders per diluted share (1)	$0.19	$0.36
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.2 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of March 31, 2025, we had the following estimated total outstanding rent concessions and leasing costs commitments, including our proportionate share of the commitments of the Arch Street Joint Venture (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$24,795	1,309	$18.94
Tenant improvement allowances (3)	50,641	2,019	$25.08
Reimbursable landlord work (4)	11,077	128	$86.54
Non-reimbursable landlord work (4)	14,310	1,157	$12.37
Total	$100,823	2,816	$35.80
____________________________________
(1)Certain leases may contain more than one of the above rent concessions and leasing costs. The total leased square feet associated with our outstanding rent concessions and leasing costs excludes any duplicate square footage for the purpose of calculating the total outstanding amount per square foot.
(2)Rent concessions include free rent for future periods under our executed leases which include certain leases for which the lease term has yet to commence, and includes estimates of property operating expenses, where applicable.
(3)Includes additional allowances of $3.6 million provided within the respective lease agreements, which require election by the tenant in exchange for additional rental income through the remaining term of the lease.
(4)Landlord work represents specific improvements agreed to within the lease agreement to be performed by us, as landlord, as a new non-recurring obligation and in order to induce the tenant to enter into a new lease or lease renewal or extension. Outstanding commitments for reimbursable and non-reimbursable landlord work amounts include estimates and are subject to change.
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. As of March 31, 2025, total restricted cash of $38.8 million was reserved for outstanding leasing costs, including $29.3 million for tenant improvement allowances and $9.5 million for rent concession commitments, and is included in other assets, net in our consolidated balance sheets.

During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended March 31, 2025
	New Leases	Renewals (1)	Total
Number of leases	1	3	4
Rentable square feet leased	160	220	380
Weighted average rental rate change (cash basis) (2) (3)	N/A	(17.9)%	(17.9)%
Tenant rent concessions and leasing costs (4)	$14,092	$4,388	$18,480
Tenant rent concessions and leasing costs per rentable square foot (5)	$87.91	$20.08	$48.77
Weighted average lease term (by rentable square feet) (years) (6)	10.0	4.3	6.7
Tenant rent concessions and leasing costs per rentable square foot per year	$8.79	$4.62	$7.24

	Three Months Ended March 31, 2024
	New Leases	Renewals	Total
Number of leases	2	3	5
Rentable square feet leased	92	16	108
Weighted average rental rate change (cash basis) (2) (3)	N/A	32.6%	32.6%
Tenant rent concessions and leasing costs (4)	$8,432	$688	$9,120
Tenant rent concessions and leasing costs per rentable square foot (5)	$91.46	$43.33	$84.39
Weighted average lease term (by rentable square feet) (years) (6)	7.2	10.8	7.7
Tenant rent concessions and leasing costs per rentable square foot per year	$12.68	$4.01	$10.91
____________________________________
(1)Includes the Company’s proportionate share of rentable square feet and tenant rent concessions and leasing costs for one 163,000 square foot renewal at a property owned by the Company’s Arch Street Joint Venture.
(2)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. Contractually obligated reimbursements include estimated amortization of certain landlord funded improvements under our United States Government leases. If a space has been or will be vacant for more than 12 months prior to the commencement of a new lease, was previously otherwise not generating full cash rental revenue or if the lease types are not comparable, the lease will be excluded from the rental rate change calculation.
(3)Excludes one new lease for approximately 160,000 square feet and two new leases for approximately 92,000 square feet for the three months ended March 31, 2025 and 2024, respectively, that had been or will be vacant for more than 12 months at the time the new lease commences.
(4)Includes tenant improvement allowances and base building allowances, certain reimbursable and non-reimbursable landlord funded improvements, leasing commissions and rent concessions (includes estimates of property operating expenses, where applicable). For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(5)Includes reimbursable landlord funded improvements and reimbursable tenant improvement allowances per rentable square foot of $10.00 for new leases and $4.23 in total for the three months ended March 31, 2025. Includes reimbursable landlord funded improvements per rentable square foot of $51.89 for new leases, $17.09 for renewals and $46.77 in total for the three months ended March 31, 2024.
(6)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or “non-firm terms”. The total weighted average lease term for new leases and renewals executed during the three months ended March 31, 2025 and 2024 would be 6.7 years and 14.2 years, respectively if such non-firm terms were included.
During the three months ended March 31, 2025, one lease expired consisting of 136,000 square feet. The vacated property was immediately backfilled with a lease executed during the three months ended December 31, 2024. The ending base rent under the expired lease was $18.00 per square foot, and the beginning base rent under the new lease is $16.25 per square foot.

During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease related costs (1)	$2,111	$651
Lease incentives (2)	147	77
Building, fixtures and improvements (3)	6,083	2,717
Total capital expenditures	$8,341	$3,445
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three months ended March 31, 2025 and 2024.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Rental	$37,797	$46,995	$(9,198)
Fee income from unconsolidated joint venture	204	202	2
Total revenues	$38,001	$47,197	$(9,196)
Rental
The decrease in rental revenue of $9.2 million during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to the impact from a decrease in our overall occupied square footage from expiration of leases totaling $7.1 million in rental revenues. Additionally, $2.7 million of reimbursements from previous tenants for certain end of lease obligations was recognized during the three months ended March 31, 2024 compared to no such amount during the same period in 2025. We had 68 operating properties with an aggregate of 7.8 million leasable square feet and an occupancy rate of 73.7% as of March 31, 2025, as compared to 75 operating properties with an aggregate of 8.7 million leasable square feet and an occupancy rate of 75.3% as of March 31, 2024. The decrease in revenues was partially offset by $1.3 million of rental revenue during the three months ended March 31, 2025 from the property we acquired during September 2024.
Fee income from unconsolidated joint venture
Fee income from unconsolidated joint venture consists of fees earned for providing various services to the Arch Street Joint Venture. Fee income from unconsolidated joint venture remained consistent at $0.2 million during the three months ended March 31, 2025 and 2024.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Property operating	$16,450	$15,999	$451
General and administrative	4,896	4,949	(53)
Depreciation and amortization	16,022	24,504	(8,482)
Impairments	1,709	19,685	(17,976)
Transaction related	64	110	(46)
Total operating expenses	$39,141	$65,247	$(26,106)
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $0.5 million during the three months ended March 31, 2025 as compared to the same period in 2024. The increase is the result of property operating expenses of $1.1 million from additional property vacancies and $0.2 million from the property we acquired in September 2024, offset by the timing of certain operating expenses of $0.6 million and decreases in property operating expenses resulting from property dispositions of $0.3 million.
General and administrative expenses
General and administrative expenses remained relatively consistent during the three months ended March 31, 2025 as compared to the same period in 2024.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $8.5 million during the three months ended March 31, 2025 as compared to the same period in 2024 due to the impact of full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early terminations of $9.3 million, offset by the impact of accelerated amortization for one early lease termination of $0.6 million and depreciation and amortization from the property we acquired in September 2024 of $0.4 million.
Impairments
Impairments decreased $18.0 million during the three months ended March 31, 2025 as compared to the same period in 2024. The impairment charges of $1.7 million in the three months ended March 31, 2025, include a total of two properties and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $19.7 million with respect to two properties were recorded during the same period in 2024. See Note 5 - Fair Value Measures for further information.
Transaction related expenses
Transaction related expense remained relatively consistent during the three months ended March 31, 2025 as compared to the same period in 2024.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Interest expense, net	$(8,156)	$(8,146)	$10
Other income, net	$253	$163	$90
Equity in loss of unconsolidated joint venture, net	$(246)	$(116)	$130
Provision for income taxes	$(66)	$(77)	$(11)
Interest expense, net
Interest expense, net remained relatively consistent at $8.2 million during the three months ended March 31, 2025 as compared to the same period in 2024. The Company’s average debt outstanding was $498.5 million for the three months ended March 31, 2025 compared to $471.0 million during the same period in 2024. The Company’s weighted average interest rate on its debt obligations was 5.69% for the three months ended March 31, 2025 and 5.88% for the same period in 2024.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(9,361)	$(26,232)
Depreciation and amortization of real estate assets	15,988	24,472
Impairment of real estate	1,709	19,685
Proportionate share of adjustments for unconsolidated joint venture	469	464
FFO attributable to common stockholders	$8,805	$18,389
Transaction related	64	110
Amortization of deferred financing costs	912	924
Amortization of deferred lease incentives	104	123
Equity-based compensation	704	790
Other adjustments, net	50	—
Proportionate share of adjustments for unconsolidated joint venture	14	29
Core FFO attributable to common stockholders	$10,653	$20,365

Weighted average shares of common stock outstanding - basic	56,043	55,803
Effect of weighted average dilutive securities (1)	267	55
Weighted average shares of common stock outstanding - diluted	56,310	55,858

FFO attributable to common stockholders per diluted share	$0.16	$0.33
Core FFO attributable to common stockholders per diluted share	$0.19	$0.36
____________________________________
(1)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three months ended March 31, 2025 and 2024 as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; (v) fund capital contributions to the Arch Street Joint Venture and (vi) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility (as defined below), are sufficient to meet our liquidity needs for the next twelve months. As of March 31, 2025, we had $9.4 million of cash and cash equivalents and $218.0 million of borrowing capacity under the Revolving Facility.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of March 31, 2025, there was $130.9 million outstanding under the mortgage notes and our proportionate share was $26.2 million. The mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum, and the spread on a base rate loan is 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum.
During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. Our member loan to the Arch Street Joint Venture, which had $8.9 million receivable as of March 31, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes and matures on November 27, 2026. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.

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
Credit Agreements
Summary
As of March 31, 2025, we had $505.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $132.0 million borrowed under our $350.0 million senior revolving credit facility (the “Revolving Facility”) and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of March 31, 2025 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2025	2026	2027	Thereafter
Credit facility revolver (2)	7.66%	1.1	$132,000	$—	$132,000	$—	—
Mortgages payable (3) (4)	5.02%	2.1	373,000	—	—	355,000	18,000
Total			$505,000	$—	$132,000	$355,000	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of March 31, 2025.
(2)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of March 31, 2025, a total of $60.0 million of the debt outstanding under the Revolving Facility was subject to interest rate collar agreements to hedge against interest rate volatility. Under the agreements, the benchmark rate for the Revolving Facility will float between 5.50% per annum and 4.20% per annum on $25.0 million, and 5.50% per annum and 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025.
(3)Includes $355.0 million securitized mortgage note secured by 19 of our properties which bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027. Also includes $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% per annum and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $130.9 million, of which our proportionate share was $26.2 million, as of March 31, 2025.
Credit Agreement Obligations
In connection with the Separation and the Distribution, on November 12, 2021, we, as parent, and Orion OP, as borrower, entered into a credit agreement (the “Credit Agreement”) providing for a three-year, $425.0 million senior revolving credit facility (the “Revolving Facility”), including a $25.0 million letter of credit sub-facility, and a two-year, $175.0 million senior term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks party thereto. In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility.
We have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, we entered into the Third Amendment, which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, we elected its option to extend the maturity of the Revolving Facility to May 12, 2026.
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
In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of March 31, 2025, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second and third amendments described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	March 31, 2025
Ratio of total indebtedness to total asset value	≤ 60%	43.6%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.16x
Ratio of secured indebtedness to total asset value	≤ 40%	32.8%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	18.2%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	4.95x
Unencumbered asset value	≥ $500.0 million	$725.5 million
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

As of March 31, 2025, Orion OP was in compliance with these financial covenants.
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
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During the three months ended March 31, 2025 and December 31, 2024, the Mortgage Borrowers funded an additional $1.5 million and $9.4 million, respectively, of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of certain leases in the CMBS collateral pool.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2025, the Company was in compliance with these financial covenants.
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
During the three months ended March 31, 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
On May 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2025, payable on July 15, 2025, to stockholders of record as of June 30, 2025.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of March 31, 2025, we had not sold any shares of common stock pursuant to the ATM Program.
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
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Cash Flow Analysis
The following table summarizes the changes in cash flows for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,		2025 vs 2024 Increase/(Decrease)
	2025	2024
Net cash (used in) provided by operating activities	$(2,247)	$11,022	$(13,269)
Net cash used in investing activities	$(13,113)	$(3,751)	$9,362
Net cash provided by (used in) financing activities	$6,667	$(5,826)	$12,493
Net cash from operating activities decreased $13.3 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in revenues and increase in property operating expenses as a result of property dispositions and vacancies, and net changes in accounts payable, accrued expenses and other liabilities, net, offset by net changes in accounts receivable, net and other assets, net.
Net cash used in investing activities increased $9.4 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the funding of an additional member loan of $8.3 million to the Arch Street Joint Venture, offset by payments received on the member loan of $0.8 million during the three months ended March 31, 2025. Net cash used for capital expenditures and leasing costs also increased $1.2 million during the three months ended March 31, 2025, compared to the same period in 2024.
Net cash from financing activities increased $12.5 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to net draws on the Revolving Facility of $13.0 million during the three months ended March 31, 2025.
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
Interest Rate Risk
As of March 31, 2025, our debt included fixed-rate debt, with a fair value and carrying value of $358.6 million and $373.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $6.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $6.9 million.
As of March 31, 2025, our debt included variable-rate debt with a fair value and carrying value of $132.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2025 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.3 million annually.
As of March 31, 2025, the Company had interest rate collar agreements in place on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Unless a new interest rate collar or other interest rate hedge instrument is entered into, upon the scheduled expiration of the interest rate collar agreements, the Company’s borrowing cost on outstanding principal balances under the Revolving Facility will be subject to increased risk associated with interest rate fluctuations. See Note 6 – Debt, Net to our consolidated financial statements.
As of March 31, 2025, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” and “Item 2. Properties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
Government budgetary pressures and priorities, and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. Persistent remote and hybrid work practices have also reduced space utilization at many of our government properties. These factors have reduced the demand for government leased space, and may continue to do so. The Trump Administration’s initiative to dramatically cut government spending introduces additional uncertainty for our portfolio of properties leased to the United States Government. The Department of Government Efficiency (“DOGE”) has begun to look at ways to increase government office utilization and shrink the federal government’s real estate portfolio. This could lead to the General Services Administration (“GSA”) exercising termination options under, or otherwise seeking to terminate, our leases with the United States Government, or make it more likely that the United States Government decides not to renew the applicable lease at lease expiration. As of March 31, 2025, approximately 88,000 of our occupied square feet leased to the GSA were within periods during which the tenant has the right to terminate their space without a termination fee, or “non-firm terms,” and 6,000 square feet were in “month-to-month” terms. The GSA recently announced a suspension of the execution of substantially all GSA funded obligations, including new leases and lease amendments. This action by the GSA has resulted in delays in lease negotiations at certain other properties leased to the United States Government. It also resulted in an approximately 50-day delay in obtaining authorization to proceed with landlord work at our property in Lincoln, Nebraska the substantial completion of which is a condition to lease commencement of our lease with the United States Government at this property. We received this authorization during March 2025. We do not know how long the GSA suspension will continue to impact us and cannot provide any assurance as to how ongoing developments with respect to DOGE and the Trump Administration’s efforts to reduce government spending may impact our portfolio of properties leased to the United States Government. Efforts to manage space utilization rates and reduce government spending may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the current government tenants’ leasing decisions and strategies may be less predictable. Additionally, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, and it is unclear what the effect of these impacts will be on government demand for leasing office space.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1
Retirement and Consultancy Agreement by and between Gary E. Landriau and Orion Properties Inc. dated March 5, 2025 (filed as Exhibit 10.20 to the Company’s Form 10-K filed on March 5, 2025 and incorporated herein by reference).

10.2*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2025 Awards).
10.3*	Form of Time-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2025 Awards).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Dated: May 7, 2025