Form 10-Q
period 2025-06-30
Orion Properties Inc.
filed 2025-08-06
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,314,634 shares of common stock of Orion Properties Inc. outstanding as of August 1, 2025.

ORION PROPERTIES INC.
For the quarterly period ended June 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$219,221	$227,145
Buildings, fixtures and improvements	1,044,379	1,055,307
Total real estate investments, at cost	1,263,600	1,282,452
Less: accumulated depreciation	189,673	177,906
Total real estate investments, net	1,073,927	1,104,546
Accounts receivable, net	26,983	22,833
Intangible lease assets, net	85,270	95,944
Cash and cash equivalents	17,384	15,600
Real estate assets held for sale, net	—	9,671
Other assets, net	84,624	87,828
Total assets	$1,288,188	$1,336,422

LIABILITIES AND EQUITY
Mortgages payable, net	$371,587	$371,222
Credit facility revolver	110,000	119,000
Accounts payable and accrued expenses	36,031	31,585
Below-market lease liabilities, net	19,469	20,596
Distributions payable	1,126	5,633
Other liabilities, net	20,645	23,130
Total liabilities	558,858	571,166

Common stock, $0.001 par value, 100,000,000 shares authorized 56,307,301 and 55,951,876 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	1,149,283	1,148,223
Accumulated other comprehensive loss	(25)	(15)
Accumulated deficit	(421,302)	(384,348)
Total stockholders’ equity	728,012	763,916
Non-controlling interest	1,318	1,340
Total equity	729,330	765,256
Total liabilities and equity	$1,288,188	$1,336,422

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental	$37,102	$39,923	$74,899	$86,918
Fee income from unconsolidated joint venture	203	201	407	403
Total revenues	37,305	40,124	75,306	87,321
Operating expenses:
Property operating	15,895	15,757	32,345	31,756
General and administrative	4,838	4,544	9,734	9,493
Depreciation and amortization	14,928	38,614	30,950	63,118
Impairments	19,503	5,680	21,212	25,365
Transaction related	75	167	139	277
Total operating expenses	55,239	64,762	94,380	130,009
Other (expenses) income:
Interest expense, net	(8,016)	(8,058)	(16,172)	(16,204)
Gain on disposition of real estate assets	891	—	891	—
Loss on extinguishment of debt, net	—	(1,078)	—	(1,078)
Other income, net	296	209	549	372
Equity in loss of unconsolidated joint venture, net	(271)	(163)	(517)	(279)
Total other (expenses) income, net	(7,100)	(9,090)	(15,249)	(17,189)
Loss before taxes	(25,034)	(33,728)	(34,323)	(59,877)
Provision for income taxes	(67)	(73)	(133)	(150)
Net loss	(25,101)	(33,801)	(34,456)	(60,027)
Net income attributable to non-controlling interest	(2)	—	(8)	(6)
Net loss attributable to common stockholders	$(25,103)	$(33,801)	$(34,464)	$(60,033)

Weighted average shares outstanding - basic and diluted	56,254	55,910	56,149	55,857
Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.60)	$(0.61)	$(1.07)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(25,101)	$(33,801)	$(34,456)	$(60,027)
Total other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(23)	31	(9)	250
Reclassification of previous unrealized gain on interest rate derivatives into net loss	(1)	—	(1)	—
Total other comprehensive (loss) income	(24)	31	(10)	250

Total comprehensive loss	(25,125)	(33,770)	(34,466)	(59,777)
Comprehensive income attributable to non-controlling interest	(2)	—	(8)	(6)
Total comprehensive loss attributable to common stockholders	$(25,127)	$(33,770)	$(34,474)	$(59,783)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256
Net (loss) income	—	—	—	—	(9,361)	(9,361)	6	(9,355)
Distributions	—	—	—	—	(1,327)	(1,327)	(30)	(1,357)
Repurchases of common stock to settle tax obligations	(132,362)	—	(466)	—	—	(466)	—	(466)
Equity-based compensation, net	374,151	—	704	—	—	704	—	704
Other comprehensive income, net	—	—	—	14	—	14	—	14
Balance, March 31, 2025	56,193,665	$56	$1,148,461	$(1)	$(395,036)	$753,480	$1,316	$754,796
Net (loss) income	—	—	—	—	(25,103)	(25,103)	2	(25,101)
Distributions	—	—	—	—	(1,163)	(1,163)	—	(1,163)
Equity-based compensation, net	113,636	—	822	—	—	822	—	822
Other comprehensive loss, net	—	—	—	(24)	—	(24)	—	(24)
Balance, June 30, 2025	56,307,301	$56	$1,149,283	$(25)	$(421,302)	$728,012	$1,318	$729,330

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2024	55,783,548	$56	$1,144,636	$(264)	$(258,805)	$885,623	$1,380	$887,003
Net (loss) income	—	—	—	—	(26,232)	(26,232)	6	(26,226)
Distributions	—	—	—	—	(5,673)	(5,673)	—	(5,673)
Repurchases of common stock to settle tax obligations	(46,598)	—	(162)	—	—	(162)	—	(162)
Equity-based compensation, net	132,869	—	790	—	—	790	—	790
Other comprehensive income, net	—	—	—	219	—	219	—	219
Balance, March 31, 2024	55,869,819	$56	$1,145,264	$(45)	$(290,710)	$854,565	$1,386	$855,951
Net loss	—	—	—	—	(33,801)	(33,801)	—	(33,801)
Distributions	—	—	—	—	(5,625)	(5,625)	—	(5,625)
Equity-based compensation, net	77,983	—	935	—	—	935	—	935
Other comprehensive income, net	—	—	—	31	—	31	—	31
Balance, June 30, 2024	55,947,802	$56	$1,146,199	$(14)	$(330,136)	$816,105	$1,386	$817,491
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,456)	$(60,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,950	63,118
Non-cash revenue adjustments, net	(6,319)	(719)
Impairments	21,212	25,365
Gain on disposition of real estate assets	(891)	—
Loss on extinguishment of debt, net	—	1,078
Amortization of deferred financing costs	1,834	1,838
Equity-based compensation	1,526	1,725
Equity in loss of unconsolidated joint venture, net	517	279
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	248	653
Accounts payable, accrued expenses and other liabilities, net	(5,305)	(5,301)
Net cash provided by operating activities	9,316	28,009
Cash flows from investing activities:
Capital expenditures and leasing costs	(15,631)	(8,164)
Proceeds from disposition of real estate, net	22,825	2,070
Return of investment from unconsolidated joint venture	—	888
Origination of member loan to unconsolidated joint venture	(8,328)	—
Principal repayments received on member loan to unconsolidated joint venture	2,123	—
Principal repayments received on notes receivable	2,500	200
Deposits for real estate assets	—	(350)
Uses and refunds of deposits for real estate assets	—	350
Proceeds from the settlement of property-related insurance claims	—	171
Net cash provided by (used in) investing activities	3,489	(4,835)
Cash flows from financing activities:
Proceeds from credit facility revolver	13,000	—
Repayments of credit facility revolver	(22,000)	(9,000)
Payments of deferred financing costs	(8)	(965)
Repurchases of common stock to settle tax obligations	(466)	(162)
Distributions paid	(6,719)	(11,166)
Other financing activities	(308)	(116)
Net cash used in financing activities	(16,501)	(21,409)
Net change in cash and cash equivalents and restricted cash	(3,696)	1,765

Cash and cash equivalents and restricted cash, beginning of year	57,170	57,198
Cash and cash equivalents and restricted cash, end of period	$53,474	$58,963

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$15,600	$22,473
Restricted cash at beginning of year	41,570	34,725
Cash and cash equivalents and restricted cash at beginning of year	$57,170	$57,198

Cash and cash equivalents at end of period	$17,384	$24,224

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Restricted cash at end of period	36,090	34,739
Cash and cash equivalents and restricted cash at end of period	$53,474	$58,963
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
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
As of June 30, 2025, the Company owned and operated 66 operating properties, with an aggregate of 7.6 million leasable square feet located in 29 states, and six non-operating properties. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of June 30, 2025, the Arch Street Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
Note 2 – Summary of Significant Accounting Policies
Going Concern
The consolidated financial statements of the Company presented herein include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation. The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, as discussed below, substantial doubt about the Company’s ability to continue as a going concern exists for at least one year from the issuance of these consolidated financial statements due to uncertainty with regard to the Company’s ability to extend or refinance the Revolving Facility (as defined in Note 6 – Debt, Net), which matures on May 12, 2026.
As discussed in Note 6 – Debt, Net, the Company’s Revolving Facility matures on May 12, 2026 and has no remaining extension options. The Company does not expect to generate sufficient cash from operations to repay the principal outstanding on the Revolving Facility, which was $110.0 million as of June 30, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or to refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2024, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the three and six months ended June 30, 2025.
Periodically the Company receives reimbursements from previous tenants for certain end of lease obligations that are recognized on a cash basis or when the amounts are definitively agreed upon. The Company recognized $2.7 million of such reimbursements during the six months ended June 30, 2024. No such amounts were recorded for the six months ended June 30, 2025. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. The Company recognized lease termination income of $1.3 million and $1.9 million during the three and six months ended June 30, 2025, respectively, and $0.1 million and $1.7 million during the three and six months ended June 30, 2024, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended June 30, 2025 and 2024 and $0.4 million for the six months ended June 30, 2025 and 2024.
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
Restricted Cash
The Company had $36.1 million and $41.6 million in restricted cash as of June 30, 2025 and December 31, 2024, respectively, primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. Restricted cash is included in other assets, net in the accompanying consolidated balance sheets.
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
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses of $3.9 million and $9.0 million are included in property operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and $4.3 million and $7.2 million for the three and six months ended June 30, 2024, respectively.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2025, the Company had no acquisitions.
During the six months ended June 30, 2024, the Company acquired for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of June 30, 2024. The Company did not have any other acquisitions during the six months ended June 30, 2024.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total dispositions	4	1	4	1
Aggregate gross sales price	$26,930	$2,100	$26,930	$2,100

Gain on disposition of real estate assets	$891	$—	$891	$—
Property count	3	—	3	—

Impairments on disposition of real estate assets	$1,165	$20	$1,165	$20
Property count	1	1	1	1
As of June 30, 2025, the Company had no properties classified as held for sale. During the six months ended June 30, 2025, the Company recorded losses of $1.7 million related to properties that were classified as held for sale and subsequently disposed, which are included as part of impairments in the accompanying consolidated statements of operations. There were no recorded losses related to properties that were classified as held for sale during the six months ended June 30, 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life (Years)	June 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases, net of accumulated amortization of $170,276 and $169,898, respectively	10.1	$54,886	$68,099
Leasing commissions, net of accumulated amortization of $6,365 and $4,508, respectively	12.3	24,600	21,834
Above-market lease assets, net of accumulated amortization of $12,503 and $12,831, respectively	11.0	1,589	2,041
Deferred lease incentives, net of accumulated amortization of $1,146 and $927, respectively	10.6	4,195	3,970
Total intangible lease assets, net		$85,270	$95,944

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $19,191 and $24,877, respectively	15.1	$19,469	$20,596
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.1 million for the three months ended June 30, 2025 and 2024, and $0.2 million for the six months ended June 30, 2025 and 2024. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $6.7 million and $14.4 million for the three and six months ended June 30, 2025, respectively, and $14.4 million and $30.4 million for the three and six months ended June 30, 2024, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030
In-place leases:
Total projected to be included in amortization expense	$9,703	$15,787	$8,172	$5,517	$2,797	$2,377
Leasing commissions:
Total projected to be included in amortization expense	$1,429	$2,595	$2,434	$2,198	$1,907	$1,884
Above-market lease assets:
Total projected to be deducted from rental revenue	$396	$680	$237	$115	$63	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$273	$466	$442	$429	$418	$415
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,020	$1,928	$1,766	$1,682	$1,500	$1,425

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Six Months Ended
Investment	June 30, 2025		June 30, 2025	December 31, 2024	June 30, 2025	June 30, 2024
Arch Street Joint Venture (2)	20%	6	$11,305	$11,822	$(517)	$(279)
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
(2)The total carrying value of the Company’s investment in the Arch Street Joint Venture was less than the underlying equity in net assets by $0.3 million and less than $0.1 million as of June 30, 2025 and December 31, 2024, respectively. This difference is related to the recognition of the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The difference in fair value and carrying value of the investment was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of June 30, 2025, there was $130.2 million outstanding under the mortgage notes and the Company’s proportionate share was $26.0 million. The mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum, and the spread on a base rate loan is 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum.
During November 2024, the Company provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. The Company’s member loan to the Arch Street Joint Venture, which had $7.6 million receivable as of June 30, 2025, earns interest at 15% per annum, matures on November 27, 2026 and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the periods indicated below (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$4,915	$5,852
Straight-line rent receivable, net	22,068	16,981
Total	$26,983	$22,833

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

Other assets, net consisted of the following as of the periods indicated below (in thousands):

	June 30, 2025	December 31, 2024
Restricted cash	$36,090	$41,570
Right-of-use assets, net (1)	21,744	22,216
Investment in unconsolidated joint venture	11,305	11,822
Notes receivable (2)	7,605	3,900
Deferred costs, net (3)	3,134	4,596
Prepaid expenses	2,826	2,133
Other assets, net	1,920	1,591
Total	$84,624	$87,828
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.8 million, and a below-market right-of-use asset, net of $6.3 million as of June 30, 2025. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset, net of $6.4 million as of December 31, 2024. Amortization expense for below market right-of-use asset was less than $0.1 million for the three and six months ended June 30, 2025 and 2024.
(2)Notes receivable includes a member loan to the Arch Street Joint Venture discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture of $7.6 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively. Notes receivable as of December 31, 2024 also includes one $2.5 million long-term seller financed promissory note for one property sold during the year ended December 31, 2023. This loan was structured as a first mortgage loan on the property sold with an unsecured recourse guaranty from the buyer principal and was repaid in full during the six months ended June 30, 2025.
(3)Includes accumulated amortization for deferred costs related to the Revolving Facility of $8.5 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively. Amortization expense for deferred costs related to the Revolving Facility was $0.7 million and $1.5 million for the three and six months ended June 30, 2025 and 2024, respectively. Deferred costs, net as of June 30, 2025 and December 31, 2024 also includes outstanding deferred equity offering costs of $0.6 million, which will be offset against additional paid-in capital for future issuances of shares of the Company’s common stock.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2025
Derivative liabilities	$—	$25	$—	$25

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Derivative liabilities	$—	$15	$—	$15
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings on the Revolving Facility with an aggregate notional amount of $75.0 million and $60.0 million as of June 30, 2025 and December 31, 2024, respectively, (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
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

	Six Months Ended June 30,
	2025	2024
Number of properties	6	8

Carrying value of impaired properties	$64,209	$62,710
Provisions for impairment	(21,212)	(25,365)
Estimated fair value	$42,997	$37,345
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
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2025, the fair value measurements for three properties were determined based on sales prices under definitive agreements, one property was determined by using a discount rate of 9.5% and a capitalization rate of 9.0%, and two properties were determined based on estimated sales prices based on market data. During the six months ended June 30, 2025, impairment charges of $18.3 million were recorded for held and used properties and impairment charges of $2.9 million were recorded for disposed properties, including $1.7 million recorded on properties classified as held for sale during the three months ended March 31, 2025.
For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2024, the fair value measurements for seven properties were determined based on the sales prices under definitive agreements and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the six months ended June 30, 2024, impairment charges of $22.1 million were recorded for held and used properties and impairment charges of $3.3 million were recorded for one disposed property. No impairment charges were recorded for held for sale properties during the six months ended June 30, 2024.
The following tables present certain of the Company’s assets measured at fair value on a non-recurring basis as of the periods indicated below, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of June 30, 2025
Assets of properties held and used	$—	$—	$24,051	$24,051

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2024
Assets of properties held and used	$—	$—	$22,903	$22,903
Assets of properties held for sale	—	9,671	—	9,671
Total	$—	$9,671	$22,903	$32,574
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximates their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s long-term financial instruments are reported below (dollars in thousands):

	Level	Carrying Value at June 30, 2025	Fair Value at June 30, 2025	Carrying Value at December 31, 2024	Fair Value at December 31, 2024
Assets:
Notes receivable	3	$7,605	$7,605	$3,900	$3,900

Liabilities (1):
Mortgages payable	2	$373,000	$361,275	$373,000	$352,476
Derivative liabilities	2	25	25	15	15
Total		$373,025	$361,300	$373,015	$352,491
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
Note 6 – Debt, Net
As of June 30, 2025, the Company had debt outstanding of $481.6 million, including net deferred financing costs, with a weighted average years to maturity of 1.6 years and a weighted average effective interest rate for the six months ended June 30, 2025 of 5.68%. The following table summarizes the carrying value of debt as of and the debt activity for the periods indicated below (in thousands):

		Six Months Ended June 30, 2025
	Balance as of December 31, 2024	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2025
Mortgages payable:
Outstanding balance	$373,000	$—	$—	$—	$373,000
Deferred costs	(1,778)	—	—	365	(1,413)
Mortgages payable, net	371,222	—	—	365	371,587

Credit facility revolver	119,000	13,000	(22,000)	—	110,000

Total debt	$490,222	$13,000	$(22,000)	$365	$481,587

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of June 30, 2025 (in thousands):

Total
July 1, 2025 to December 31, 2025	$—
2026	110,000
2027	355,000
Thereafter	18,000
Total	$483,000
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
In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of June 30, 2025, $110.0 million of principal amount was outstanding under the Revolving Facility with $240.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
The Company and Orion OP have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, the Company entered into a third amendment to the Credit Agreement which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, the Company exercised the option under the Credit Agreement to extend the maturity of the Revolving Facility to May 12, 2026. Substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these consolidated financial statements due to uncertainty with regard to its ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and the Company does not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
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
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% per annum and no lower than 4.20% per annum on $25.0 million, and no higher than 5.50% per annum and no lower than 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of June 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.64%.
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
As of June 30, 2025, Orion OP was in compliance with the Revolving Facility financial covenants.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% per annum and matures on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During March 2025 and December 2024, the Mortgage Borrowers funded an additional $1.5 million and $9.4 million, respectively, of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of certain leases in the CMBS collateral pool.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2025, the Company was in compliance with these financial covenants.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
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
The Company’s mortgages payable consisted of the following as of June 30, 2025 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed-rate debt	20	$431,496	$373,000	5.02%	1.9
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $130.2 million, of which the Company’s proportionate share was $26.0 million, as of June 30, 2025.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2025 and December 31, 2024, the Company had outstanding derivative agreements with aggregate notional amounts of $75.0 million and $60.0 million, respectively, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% per annum and no lower than 4.20% per annum on $25.0 million, and no higher than 5.50% per annum and no lower than 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the periods indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate collars	Other liabilities, net	$(25)	$(15)
During the three and six months ended June 30, 2025, the Company recorded net unrealized losses of less than $0.1 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive loss. During the three and six months ended June 30, 2024, the Company recorded unrealized gains of less than $0.1 million and $0.3 million, respectively, for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three and six months ended June 30, 2025, the Company reclassified previous net gains of less than $0.1 million from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the three and six months ended June 30, 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2025 and December 31, 2024, the Company had no derivatives that were not designated as qualifying hedging relationships.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the periods indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025	$—	$(25)	$—	$—	$(25)	$—	$—	$(25)
December 31, 2024	$—	$(15)	$—	$—	$(15)	$—	$—	$(15)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures:
Cash paid for interest, net (1)	$14,399	$14,540
Cash paid for income taxes, net of refunds	$214	$213
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$14,401	$5,307
Distributions declared and unpaid	$1,126	$5,595
Land acquired upon finance lease termination	$—	$3,470
____________________________________
(1)Net of capitalized interest during the six months ended June 30, 2025 of $0.2 million. No interest was capitalized during the six months ended June 30, 2024.
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the periods indicated below (in thousands):

	June 30, 2025	December 31, 2024
Accrued capital expenditures and leasing costs	$16,127	$8,040
Accrued real estate and other taxes	8,638	11,228
Accrued operating and other	7,613	9,141
Accrued interest	1,906	2,017
Accounts payable	1,747	1,159
Total	$36,031	$31,585
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing of commercial office space and the volume of square footage subject to re-leasing by the Company.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
As of June 30, 2025, the Company had the following estimated total outstanding leasing costs commitments (in thousands):

Total (1)
Tenant improvement allowances (2)	$43,225
Reimbursable landlord work (3)	11,070
Non-reimbursable landlord work (3)	14,929
Total	$69,224
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
For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. As of June 30, 2025, total restricted cash of $35.8 million was reserved for outstanding leasing costs, including $29.1 million for tenant improvement allowances and $6.7 million for rent concession commitments, and is included in other assets, net in the accompanying consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of June 30, 2025, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated position or results of operations.
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
Note 11 – Leases
Lessor
As of June 30, 2025, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.5 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed:
Cash rental revenue	$22,890	$30,306	$46,532	$61,984
Straight-line rental revenue	2,519	(240)	6,150	309
Lease intangible amortization	206	305	456	719
Fixed property operating cost reimbursements	1,519	1,445	3,028	2,891
Other fixed rental revenue	792	—	1,495	1,038
Total fixed	27,926	31,816	57,661	66,941
Variable:
Variable property operating cost reimbursements	8,580	7,469	16,040	18,665
Other variable rental revenue	596	638	1,198	1,312
Total variable	9,176	8,107	17,238	19,977
Total rental revenue	$37,102	$39,923	$74,899	$86,918
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of June 30, 2025 (in thousands).

Future Minimum Base Rent Payments
July 1, 2025 - December 31, 2025	$41,990
2026	86,793
2027	75,528
2028	66,362
2029	50,275
2030	48,275
Thereafter	234,654
Total	$603,877
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of June 30, 2025, the Company’s operating leases had remaining lease terms ranging from 0.4 years to 59.5 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.65% as of June 30, 2025. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended June 30, 2025 and 2024, and $0.6 million for the six months ended June 30, 2025 and 2024. No cash paid for operating lease liabilities was capitalized during the three and six months ended June 30, 2025 and 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of June 30, 2025 (in thousands).

Future Minimum Lease Payments
July 1, 2025 - December 31, 2025	$592
2026	778
2027	752
2028	761
2029	473
2030	447
Thereafter	11,597
Total	15,400
Less: imputed interest	5,353
Total	$10,047
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
Distributions
During the six months ended June 30, 2025 and 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
On August 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2025, payable on October 15, 2025, to stockholders of record as of September 30, 2025.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
The Company did not repurchase any shares under the Share Repurchase Program during the six months ended June 30, 2025 or 2024. As of June 30, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
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
During the six months ended June 30, 2025 and 2024, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of June 30, 2025, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2025, was $0.8 million and $1.5 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2024, was $0.9 million and $1.7 million, respectively. As of June 30, 2025, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.8 million, with an aggregate weighted average remaining term of 1.8 years.
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to employees who received grants of Realty Income time-based restricted stock units and stock options in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the six months ended June 30, 2024. As of June 30, 2025, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options and no equity-based compensation expense related to these awards during the six months ended June 30, 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(25,101)	$(33,801)	$(34,456)	$(60,027)
Net income attributable to non-controlling interest	(2)	—	(8)	(6)
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(25,103)	(33,801)	(34,464)	(60,033)

Weighted average shares of common stock outstanding - basic	56,254	55,910	56,149	55,857
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	56,254	55,910	56,149	55,857

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.60)	$(0.61)	$(1.07)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three and six months ended June 30, 2025 and 2024.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	47	99	67	38
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On August 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2025, payable on October 15, 2025, to stockholders of record as of September 30, 2025.
Leasing Activity
During July 2025, the Company completed a new 5.4-year, 80,000 square foot lease at its property in Kennesaw, Georgia that is scheduled to commence in April 2028.

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of rising interest rates, including that our borrowing costs may increase and we may be unable to extend or refinance our debt obligations on favorable terms and in a timely manner, or at all, including our Revolving Facility which has no remaining extension options;
•the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes, capital expenditures and repair and maintenance costs, may rise;
•conditions associated with the global market, including an oversupply of office space, tenant credit risk and general economic conditions and geopolitical conditions;
•uncertainties regarding future actions that may be taken by Kawa Capital Management, Inc. in furtherance of its unsolicited proposal;
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
•our assumptions concerning tenant utilization and renewal probability of dedicated use assets, and our ability to successfully execute on our strategy to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated from time to time in any of the Company’s Quarterly Reports filed during the year ended December 31, 2025.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of June 30, 2025, multiplied by 12, including the Company’s proportionate share of such amounts related to the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
Under a “net lease”, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant was the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs in accordance with the lease terms). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot, in each case, as further defined in the applicable lease). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease.
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
As of June 30, 2025, we owned and operated 66 operating properties with an aggregate of 7.6 million leasable square feet located in 29 states with an occupancy rate of 76.8% and a weighted average remaining lease term of 5.5 years. As of June 30, 2025, we had six properties designated as non-operating properties. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of June 30, 2025, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted average remaining lease term of 6.8 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 7.8 million leasable square feet with an occupancy rate of 77.4%, or 77.7% adjusted for five traditional office operating properties that are currently under agreements to be sold, and a weighted average remaining lease term of 5.5 years, as of June 30, 2025.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 5.6% and 10.7% of our annualized base rent are scheduled to expire during the remainder of 2025 and in 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
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
As of June 30, 2025, 65.9%, 28.8% and 5.3% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of June 30, 2025, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

Geographic Concentration	% of Rentable Square Feet
Texas	19.6%
California	12.8%

Property Type	% of Rentable Square Feet
Traditional Office	62.4%
Flex/Industrial	20.8%
Governmental	11.1%
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
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates, market sentiment towards the office sector and recent changes in United States trade policy and the imposition of new tariffs may adversely impact us or our lenders restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. Our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture, which are scheduled to mature on November 27, 2025. As of June 30, 2025, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $26.0 million. The Arch Street Joint Venture has one remaining option to extend the maturity date for an additional 12 months until November 27, 2026, subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. We cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions for the second loan extension or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility is scheduled to mature on May 12, 2026 and has no remaining extension options. We do not expect to generate sufficient cash from operations to repay the principal outstanding on the Revolving Facility, which was $110.0 million as of June 30, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
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
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. As of June 30, 2025, the market value of our common stock held by non-affiliates was less than $700.0 million, and therefore, we will remain an “emerging growth company” for the year ended December 31, 2025; however, the fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the Company will be the year ended December 31, 2026 and, therefore, as of December 31, 2026, we will no longer qualify as an emerging growth company.
Basis of Presentation
The consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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

Significant Transactions Summary
Activity through June 30, 2025 and Subsequent Events
Real Estate Operations
•During the six months ended June 30, 2025, we completed approximately 559,000 square feet of lease renewals and new leases across eight different properties, which includes one Arch Street Joint Venture property, and a weighted average lease term of 6.5 years.
•Subsequent to quarter end, the Company completed a new 5.4-year, 80,000 square foot lease at its property in Kennesaw, Georgia that is scheduled to commence in April 2028. Simultaneously with entering into this new lease, the Company consented to a sublease of the Kennesaw property to the new tenant, which will run from September 2025 until commencement of the new lease.
•During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As of June 30, 2025, the outstanding principal balance of the member loan was $7.6 million.
•During the six months ended June 30, 2025, four leases expired or were downsized comprising a total reduction in occupied square feet of 277,000 square feet. As of June 30, 2025, we had a total of eight fully vacant operating properties.
•During the six months ended June 30, 2025, we closed on the sale of four vacant properties totaling approximately 434,000 square feet for an aggregate gross sales price of $26.9 million. In connection with three of the property dispositions, we provided aggregate sales price credits to the buyers of $2.9 million. As of August 6, 2025, we had pending agreements in place to sell five traditional office operating properties for an aggregate gross sales price of $56.9 million. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
Debt
•On May 9, 2025, we entered into an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first and second quarters of 2025 which were paid on April 15, 2025 and July 15, 2025.
•On August 5, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2025, payable on October 15, 2025, to stockholders of record as of September 30, 2025.
Unsolicited Indication of Interest
On June 20, 2025, the Company announced that its Board of Directors received an unsolicited, non-binding indication of interest from Kawa Capital Management, Inc. (“Kawa”) to potentially acquire all of the outstanding shares of the Company’s common stock not already owned by Kawa for cash consideration of $2.50 per share (the “First Proposal”). On July 9, 2025, the Company’s Board of Directors unanimously rejected the First Proposal after it concluded the First Proposal undervalues the Company and was not in the best interest of the Company and its stockholders.
On July 17, 2025, the Company announced receipt of a revised unsolicited, non-binding indication of interest from Kawa to potentially acquire all of the outstanding shares of common stock of the Company not already owned by Kawa for cash consideration of $2.75 per share (the “Second Proposal”). On July 28, 2025, the Company’s Board of Directors unanimously rejected the Second Proposal after it concluded the Second Proposal continued to significantly undervalue the Company and was not in the best interest of the Company and its stockholders.
The Company does not undertake any obligation to provide any updates with respect to the proposals received from Kawa or any other proposal received from any other person, except as required by applicable law or other regulatory requirements. There can be no assurance that any transaction will result from the proposals received from Kawa or any other person, or, if so, the timing, terms and conditions of any such transaction.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our operating properties as of the periods indicated below, including our proportionate share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	June 30, 2025	December 31, 2024
Portfolio Metrics
Operating properties	66	69
Arch Street Joint Venture properties	6	6
Non-Operating properties	6	7
Rentable square feet (in thousands) (1)	7,780	8,112
Annualized base rent (in thousands)	$118,884	$120,293
Occupancy rate (2)	77.4%	73.7%
Leased rate (3)	79.1%	74.7%
Investment-grade tenants (4)	68.5%	74.4%
Weighted average remaining lease term (in years)	5.5	5.2
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s proportionate share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for five traditional office operating properties that are currently under agreements to be sold, the occupancy rate as of June 30, 2025 would be 77.7%.
(3)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(4)Based on annualized base rent of our real estate portfolio, including the Company’s proportionate share of annualized base rent for properties owned by the Arch Street Joint Venture, as of June 30, 2025. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial Metrics
Total revenues	$37,305	$40,124	$75,306	$87,321
Net loss attributable to common stockholders	$(25,103)	$(33,801)	$(34,464)	$(60,033)
Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.60)	$(0.61)	$(1.07)
FFO attributable to common stockholders (1)	$8,881	$10,925	$17,686	$29,314
FFO attributable to common stockholders per diluted share (1)	$0.16	$0.20	$0.31	$0.52

Core FFO attributable to common stockholders (1)	$11,458	$14,171	$22,111	$34,536
Core FFO attributable to common stockholders per diluted share (1)	$0.20	$0.25	$0.39	$0.62
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.5 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of June 30, 2025, we had the following estimated total outstanding rent concessions and leasing costs commitments, including our proportionate share of the commitments of the Arch Street Joint Venture (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$23,704	1,263	$18.77
Tenant improvement allowances (3)	44,625	1,945	$22.94
Reimbursable landlord work (4)	11,070	326	$33.96
Non-reimbursable landlord work (4)	14,929	1,190	$12.55
Total	$94,328	2,846	$33.14
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
(3)Includes additional allowances of $3.6 million provided within the respective lease agreements, which require election by the tenant in exchange for additional rental income through the remaining term of the lease as well as $1.4 million for our proportionate share of a tenant improvement allowance outstanding with an Arch Street Joint Venture tenant.
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. As of June 30, 2025, total restricted cash of $35.8 million was reserved for outstanding leasing costs, including $29.1 million for tenant improvement allowances and $6.7 million for rent concession commitments, and is included in other assets, net in our consolidated balance sheets.
During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended June 30, 2025
	New Leases	Renewals	Total
Number of leases	2	2	4
Rentable square feet leased	69	110	179
Weighted average rental rate change (cash basis) (1) (2)	N/A	6.2%	6.2%
Tenant rent concessions and leasing costs (3)	$9,251	$373	$9,624
Tenant rent concessions and leasing costs per rentable square foot (4)	$133.06	$3.40	$53.67
Weighted average lease term (by rentable square feet) (years) (5)	13.0	1.6	6.0
Tenant rent concessions and leasing costs per rentable square foot per year	$10.26	$2.09	$8.91

	Three Months Ended June 30, 2024
	New Leases	Renewals	Total
Number of leases	2	1	3
Rentable square feet leased	57	413	470
Weighted average rental rate change (cash basis) (1) (2)	N/A	1.1%	1.1%
Tenant rent concessions and leasing costs (3)	$11,510	$791	$12,301
Tenant rent concessions and leasing costs per rentable square foot (4)	$201.15	$1.91	$26.14
Weighted average lease term (by rentable square feet) (years) (5)	15.1	4.0	5.3
Tenant rent concessions and leasing costs per rentable square foot per year	$13.34	$0.48	$4.89
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
(2)Excludes two new leases for approximately 69,000 square feet and two new leases for approximately 57,000 square feet for the three months ended June 30, 2025 and 2024, respectively, that had been or will be vacant for more than 12 months at the time the new lease commences.
(3)Includes tenant improvement allowances and base building allowances, certain reimbursable and non-reimbursable landlord funded improvements, leasing commissions and rent concessions (includes estimates of property operating expenses, where applicable). For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(4)Includes reimbursable landlord funded improvements and tenant improvement allowances per rentable square foot of $34.09 for new leases and $4.14 in total for the three months ended June 30, 2024. There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended June 30, 2025.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or “non-firm terms”. The total weighted average lease term for new leases and renewals executed during the three months ended June 30, 2025 and 2024 would be 6.0 years and 5.3 years, respectively if such non-firm terms were included.

During the periods indicated below, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Six Months Ended June 30, 2025
	New Leases	Renewals (1)	Total
Number of leases	3	5	8
Rentable square feet leased	229	330	559
Weighted average rental rate change (cash basis) (2) (3)	N/A	(14.2)%	(14.2)%
Tenant rent concessions and leasing costs (4)	$23,343	$4,761	$28,104
Tenant rent concessions and leasing costs per rentable square foot (5)	$101.57	$14.50	$50.35
Weighted average lease term (by rentable square feet) (years) (6)	10.9	3.4	6.5
Tenant rent concessions and leasing costs per rentable square foot per year	$9.32	$4.22	$7.74

	Six Months Ended June 30, 2024
	New Leases	Renewals	Total
Number of leases	4	4	8
Rentable square feet leased	149	429	578
Weighted average rental rate change (cash basis) (2) (3)	N/A	2.2%	2.2%
Tenant rent concessions and leasing costs (4)	$19,942	$1,479	$21,421
Tenant rent concessions and leasing costs per rentable square foot (5)	$133.47	$3.45	$37.01
Weighted average lease term (by rentable square feet) (years) (6)	10.2	4.3	5.8
Tenant rent concessions and leasing costs per rentable square foot per year	$13.06	$0.81	$6.39
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
(3)Excludes three new leases for approximately 229,000 square feet and four new leases for approximately 149,000 square feet of space for the six months ended June 30, 2025 and 2024, respectively, that had been vacant for more than 12 months at the time the new lease was executed.
(4)Includes tenant improvement allowances and base building allowances, leasing commissions and free rent (includes estimates of property operating expenses, where applicable). For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(5)Includes reimbursable tenant improvement allowances per rentable square foot of $6.98 for new leases and $2.87 in total for the six months ended June 30, 2025. Includes reimbursable landlord funded improvements and tenant improvement allowances per rentable square foot of $45.07 for new leases, $0.63 for renewals and $12.11 in total for the six months ended June 30, 2024.
(6)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the six months ended June 30, 2025 and 2024, would be 6.5 years and 7.0 years, respectively, if such non-firm terms were included.
During the six months ended June 30, 2025, four leases expired or were downsized comprising a total reduction in occupied square feet of 277,000 square feet. During the three months ended June 30, 2025, three leases expired or were downsized comprising a total reduction in occupied square feet of 141,000 square feet. We closed on the sale of one of these properties totaling approximately 108,000 square feet during the three months ended June 30, 2025 and have an agreement in place to sell the property where the lease was downsized. We currently intend to re-let the remaining vacancy from the three months ended June 30, 2025. The expired base rent per square foot and our market rent estimates for this vacancy is as follows (square feet in thousands):

Vacancy Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Covington, Kentucky	3	$15.39	$15.00 - $17.00
Our market rent estimates are based on a variety of assumptions which are subject to change, and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease related costs (1)	$2,512	$3,104	$4,623	$3,755
Lease incentives (2)	883	—	1,030	77
Building, fixtures and improvements (3)	12,177	3,215	18,260	5,932
Total capital expenditures	$15,572	$6,319	$23,913	$9,764
____________________________________
(1)Lease related costs generally include lease commissions paid in connection with the execution of new and/or renewed leases.
(2)Lease incentives generally include expenses paid on behalf of the tenant or reimbursed to the tenant, including expenditures related to the construction of tenant-owned improvements.
(3)Building, fixtures and improvements generally include expenditures to replace obsolete building or land components, expenditures that extend the useful life of existing assets, expenditures to construct landlord owned improvements and any capitalized interest charges associated with such expenditures.
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and six months ended June 30, 2025 and 2024.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Rental	$37,102	$39,923	$(2,821)	$74,899	$86,918	$(12,019)
Fee income from unconsolidated joint venture	203	201	2	407	403	4
Total revenues	$37,305	$40,124	$(2,819)	$75,306	$87,321	$(12,015)
Rental
The decreases in rental revenues of $2.8 million and $12.0 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 was primarily due to the impact of decreasing overall occupied square footage from expiration of leases totaling $4.1 million and $10.7 million in rental revenues during the three and six months ended June 30, 2025, respectively. We had 66 operating properties with an aggregate of 7.6 million leasable square feet and an occupancy rate of 76.8% as of June 30, 2025, as compared to 69 operating properties with an aggregate of 8.0 million leasable square feet and an occupancy rate of 79.2% as of June 30, 2024. Additionally, $2.7 million of reimbursements from previous tenants for certain end of lease obligations was recognized during the six months ended June 30, 2024, compared to no such amounts during the same period in 2025. The decrease in rental revenue during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was partially offset by rental revenue from the property we acquired during September 2024 of $1.0 million and $2.0 million, respectively.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Property operating	$15,895	$15,757	$138	$32,345	$31,756	$589
General and administrative	4,838	4,544	294	9,734	9,493	241
Depreciation and amortization	14,928	38,614	(23,686)	30,950	63,118	(32,168)
Impairments	19,503	5,680	13,823	21,212	25,365	(4,153)
Transaction related	75	167	(92)	139	277	(138)
Total operating expenses	$55,239	$64,762	$(9,523)	$94,380	$130,009	$(35,629)
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $0.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase during the three months ended June 30, 2025 compared to the same period in 2024 is primarily the result of property operating expenses of $0.6 million from additional property vacancies, $0.5 million in relation to the ongoing demolition of the buildings on the six-property campus in Deerfield, Illinois and $0.2 million from the property we acquired during September 2024, offset by the timing of certain property operating expenses of $0.7 million and decreases in property operating expenses resulting from property dispositions of $0.6 million.
The increase during the six months ended June 30, 2025 compared to the same period in 2024 is the result of property vacancies of $1.2 million, $0.6 million in relation to the ongoing demolition of the buildings on the six-property campus in Deerfield, Illinois and $0.5 million from the property we acquired during September 2024, offset by the timing of certain operating expenses of $1.1 million and decreases in property operating expenses resulting from property dispositions of $0.6 million.
General and administrative expenses
General and administrative expenses remained consistent during the three and six months ended June 30, 2025, as compared to the same periods in 2024.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $23.7 million and $32.2 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to the full depreciation of $15.9 million during the three and six months ended June 30, 2024 of the buildings on the six-property campus in Deerfield, Illinois. This accelerated depreciation was the result of the adjustment to the useful life of the assets due to management’s plans to demolish the buildings. The decrease during the three and six months ended June 30, 2025 compared to the same period in 2024 was also due to the $8.0 million and $17.3 million impact of full amortization of certain intangible assets, respectively.
Impairments
Impairments increased $13.8 million and decreased $4.2 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Impairment charges totaling $19.5 million and $21.2 million with respect to four and six properties were recorded during the three and six months ended June 30, 2025, respectively, and were incurred primarily with respect to real estate assets sold or expected to be sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $5.7 million and $25.4 million with respect to seven and eight properties were recorded during the three and six months ended June 30, 2024, respectively. See Note 5 - Fair Value Measures for further information.

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Interest expense, net	$(8,016)	$(8,058)	$(42)	$(16,172)	$(16,204)	$(32)
Gain on disposition of real estate assets	$891	$—	$891	$891	$—	$891
Loss on extinguishment of debt, net	$—	$(1,078)	$(1,078)	$—	$(1,078)	$(1,078)
Other income, net	$296	$209	$87	$549	$372	$177
Equity in loss of unconsolidated joint venture, net	$(271)	$(163)	$108	$(517)	$(279)	$238
Provision for income taxes	$(67)	$(73)	$(6)	$(133)	$(150)	$(17)
Interest expense, net
Interest expense, net remained consistent at $8.0 million and $16.2 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Our average debt outstanding was $494.0 million and $487.5 million for the three and six months ended June 30, 2025, respectively, compared to $471.0 million and $466.5 million for each of the same periods in 2024. The weighted average interest rate on our debt obligations was 5.67% and 5.68% for the three and six months ended June 30, 2025, respectively, and 5.87% for the three and six months ended June 30, 2024. Interest expense, net for the three and six months ended June 30, 2025 was offset by capitalized interest of $0.2 million. No interest expense was capitalized during the three and six months ended June 30, 2024.
Gain on disposition of real estate assets
Gains on disposition of real estate assets were $0.9 million for the three and six months ended June 30, 2025 as compared to no gains on disposition of real estate assets recognized during the same periods in 2024. The gain recognized during the three and six months ended June 30, 2025 was related to three of our dispositions. These properties were subject to cumulative impairment losses of $12.2 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the three and six months ended June 30, 2024 related to the proportionate write off of deferred financing costs due to the permanent reduction of the borrowing capacity of the Revolving Facility of $75.0 million in connection with the third amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. There were no such costs incurred during the three and six months ended June 30, 2025.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture, net increased $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, which was primarily due to an increase in interest expense following the expiration of an interest rate swap agreement on the Arch Street Joint Venture non-recourse mortgage notes on May 27, 2024.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(25,103)	$(33,801)	$(34,464)	$(60,033)
Depreciation and amortization of real estate assets	14,897	38,582	30,885	63,054
Gain on disposition of real estate assets	(891)	—	(891)	—
Impairment of real estate	19,503	5,680	21,212	25,365
Proportionate share of adjustments for unconsolidated joint venture	475	464	944	928
FFO attributable to common stockholders	$8,881	$10,925	$17,686	$29,314
Transaction related	75	167	139	277
Amortization of deferred financing costs	922	914	1,834	1,838
Amortization of deferred lease incentives	115	124	219	247
Equity-based compensation	822	935	1,526	1,725
Loss on extinguishment of debt, net	—	1,078	—	1,078
Other adjustments, net	629	—	679	—
Proportionate share of adjustments for unconsolidated joint venture	14	28	28	57
Core FFO attributable to common stockholders	$11,458	$14,171	$22,111	$34,536

Weighted average shares of common stock outstanding - basic	56,254	55,910	56,149	55,857
Effect of weighted average dilutive securities (1)	47	99	67	37
Weighted average shares of common stock outstanding - diluted	56,301	56,009	56,216	55,894

FFO attributable to common stockholders per diluted share	$0.16	$0.20	$0.31	$0.52
Core FFO attributable to common stockholders per diluted share	$0.20	$0.25	$0.39	$0.62
____________________________________
(1)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and six months ended June 30, 2025 and 2024 as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; (v) fund capital contributions to the Arch Street Joint Venture; (vi) fund new acquisitions and (vii) extend, refinance or repay debt at or prior to maturity. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility (as defined below) as it may be extended or refinanced, are sufficient to meet our liquidity needs for the next twelve months, other than the impending maturity of the Revolving Facility, as further discussed below. As of June 30, 2025, we had $17.4 million of cash and cash equivalents and $240.0 million of borrowing capacity under the Revolving Facility.

The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of June 30, 2025, there was $130.2 million outstanding under the mortgage notes and our proportionate share was $26.0 million. The mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60% per annum, and the spread on a base rate loan is 0.50% per annum. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50% per annum.
During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. Our member loan to the Arch Street Joint Venture, which had $7.6 million receivable as of June 30, 2025, earns interest at 15% per annum and is non-recourse and unsecured, and structurally subordinate to the Arch Street Joint Venture mortgage notes and matures on November 27, 2026. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Substantial doubt about our ability to continue as a going concern exists for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility is scheduled to mature on May 12, 2026 and has no remaining extension options. We do not expect to generate sufficient cash from operations to repay the principal outstanding on the Revolving Facility, which was $110.0 million as of June 30, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance all or a portion of the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
Our principal liquidity needs beyond the next twelve months are to: (i) extend, refinance or repay debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the Revolving Facility, as it may be extended or refinanced, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend, refinance or repay debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.

Credit Agreements
Summary
As of June 30, 2025, we had $483.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $110.0 million borrowed under our $350.0 million senior revolving credit facility (the “Revolving Facility”) and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of June 30, 2025 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2025	2026	2027	Thereafter
Credit facility revolver (2)	7.64%	0.9	$110,000	$—	$110,000	$—	—
Mortgages payable (3) (4)	5.02%	1.9	373,000	—	—	355,000	18,000
Total			$483,000	$—	$110,000	$355,000	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of June 30, 2025.
(2)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of June 30, 2025, a total of $75.0 million of the debt outstanding under the Revolving Facility was subject to an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
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
(4)Does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $130.2 million, of which our proportionate share was $26.0 million, as of June 30, 2025.
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
We have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, we entered into the third amendment, which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, we exercised the option under the Credit Agreement to extend the maturity of the Revolving Facility to May 12, 2026. Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and the Company does not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance all or a portion of the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
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
In December 2022, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% per annum until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% per annum and no lower than 4.20% per annum on $25.0 million, and no higher than 5.50% per annum and no lower than 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into an interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of June 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.64%.
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

In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of June 30, 2025, as calculated per the terms of the Credit Agreement, giving effect to the modifications pursuant to the second and third amendments described above. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	June 30, 2025
Ratio of total indebtedness to total asset value	≤ 60%	41.8%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.32x
Ratio of secured indebtedness to total asset value	≤ 40%	33.0%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	15.2%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	5.22x
Unencumbered asset value	≥ $500.0 million	$704.0 million
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
As of June 30, 2025, Orion OP was in compliance with these financial covenants.
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
The CMBS Loan requires monthly payments of interest only and all principal is due at maturity. Upon closing of the CMBS Loan, the Mortgage Borrowers funded $35.5 million of loan reserves primarily for future rent concessions and tenant improvement allowances under the leases with respect to the 19 Mortgaged Properties. These amounts, as well as the transaction expenses incurred in connection with the CMBS Loan, were funded with cash on hand and borrowings under the Company’s Revolving Facility. During March 2025 and December 2024, the Mortgage Borrowers funded an additional $1.5 million and $9.4 million, respectively, of loan reserves for future rent concessions and tenant improvement allowances agreed to as part of the extension of certain leases in the CMBS collateral pool.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2025, the Company was in compliance with these financial covenants.
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
Derivatives and Hedging Activities
During the year ended December 31, 2021, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, we terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to our borrowings under the Term Loan Facility. These swap agreements remained in effect for the $175.0 million of borrowings under the Revolving Facility used to pay down the Term Loan Facility until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% per annum and no lower than 4.20% per annum on $25.0 million, and no higher than 5.50% per annum and no lower than 4.035% per annum on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into an interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility would float between no higher than 4.29% per annum and no lower than 3.28% per annum on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of June 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.64%.
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the six months ended June 30, 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
On August 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2025, payable on October 15, 2025, to stockholders of record as of September 30, 2025.
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
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of June 30, 2025, we had not sold any shares of common stock pursuant to the ATM Program.
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
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the six months ended June 30, 2025 and 2024. As of June 30, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
Cash Flow Analysis
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,		2025 vs 2024 Increase/(Decrease)
	2025	2024
Net cash provided by operating activities	$9,316	$28,009	$(18,693)
Net cash provided by (used in) investing activities	$3,489	$(4,835)	$8,324
Net cash used in financing activities	$(16,501)	$(21,409)	$(4,908)

Net cash provided by operating activities decreased $18.7 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the tenant at our Hopewell, New Jersey property entering a scheduled one-year rent concession period in December 2024, resulting in a decrease in cash revenue receipts of $6.1 million during the six months ended June 30, 2025, compared to the same period in 2024. The total abated rent for this one-year rent concession period is included in the reserves we have funded with the lender of the CMBS Loan and will be released to us over the rent concession period. The decrease in net cash provided by operating activities is also due to the decrease in revenues and increase in property operating expenses as a result of property dispositions and vacancies, and by net changes in accounts receivable, net and other assets, net.
Net cash from investing activities increased $8.3 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to proceeds from the sale of real estate assets of $22.8 million, payments received on the seller financing note receivable of $2.5 million and on the Arch Street Joint Venture member loan of $2.1 million, offset by the funding of an additional member loan of $8.3 million to the Arch Street Joint Venture, and cash paid for capital expenditures and leasing costs of $15.6 million during the six months ended June 30, 2025. Net cash used in investing activities during the six months ended June 30, 2024 was primarily due to cash paid for capital expenditures and leasing costs of $8.2 million, offset by proceeds from the sale of real estate assets of $2.1 million.
Net cash used in financing activities decreased $4.9 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in distributions paid to stockholders of $4.4 million during the six months ended June 30, 2025, compared to the same period in 2024 as a result of the change in cash dividend policy of $0.02 per share from $0.10 per share effective for the first quarter 2025 and paid on April 15, 2025.
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
Interest Rate Risk
As of June 30, 2025, our debt included fixed-rate debt, with a fair value and carrying value of $361.3 million and $373.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $6.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $6.1 million.
As of June 30, 2025, our debt included variable-rate debt with a fair value and carrying value of $110.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2025 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.1 million annually.
As of June 30, 2025, the Company had interest rate collar agreements in place on a total notional amount of $75.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.

As of June 30, 2025, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” and “Item 2. Properties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us. During the six months ended June 30, 2025, the Company delivered possession of 160,000 rentable square feet at the Buffalo, New York property to the tenant for purposes of the tenant performing certain tenant work prior to commencement of the lease term as defined by the lease agreement, and therefore, the Company began recognizing rental revenue at this property in accordance with U.S. GAAP. Including annualized base rent from this property, our annualized base rent from properties located in New York as a percentage of total portfolio annualized base rent was 9.2% as of June 30, 2025, compared to 5.1% as of December 31, 2024.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt, including substantial doubt about our ability to continue as a going concern due to uncertainty with regard to our ability to extend or refinance the Revolving Facility which matures on May 12, 2026.
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolving Facility. Our Revolving Facility under which we had $119.0 million borrowed as of December 31, 2024 is scheduled to mature on May 12, 2026. We are dependent upon the Revolving Facility, which is a fully recourse borrowing facility guaranteed in full by us, for liquidity to execute our business strategies. When preparing the consolidated financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued as set forth in Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern.” Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and we do not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing our leasing efforts on existing properties. As of August 6, 2025, no such agreements have been reached and there can be no assurance we will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all. Because no agreements have been reached, such outcomes are not within the control of the Company; therefore, for accounting purposes, management is unable to conclude that such an outcome is probable. Accordingly, ASC 205-40 requires management to disclose that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
If we are unable to extend or refinance the Revolving Facility, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in default, result in our lenders foreclosing on our assets, or otherwise have a material adverse effect on our financial condition and results of operations. Any inability to continue to operate as a going concern or the occurrence of an event of default under our outstanding indebtedness would be expected to have a material adverse effect on the price of our common stock.
Our $355.0 million CMBS Loan is scheduled to mature on February 11, 2027. Our CMBS Loan provides cross-collateralized financing for a total of 19 properties in our portfolio, and therefore the lender will have recourse to any and all of the assets that secure the debt in the event we default. We cannot provide assurance we will be able to extend, refinance or repay these debt obligations at maturity. Our ability to extend or refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. We may be required to make significant principal repayments to extend or refinance our debt obligations. Following the Arch Street Joint Venture’s exercise of the first extension option and satisfaction of the related conditions in November 2024, the non-recourse mortgage notes associated with the Arch Street Joint Venture of $131.6 million as of

December 31, 2024 are scheduled to mature on November 27, 2025, and the Arch Street Joint Venture has one remaining one-year option to extend the maturity until November 27, 2026. Our proportionate share of the mortgage notes was $26.0 million as of June 30, 2025. The extension option is subject to satisfaction of certain conditions, including satisfaction of certain financial and operating covenants. The Arch Street Joint Venture may be unable to satisfy the extension conditions, and we cannot provide any assurance the Arch Street Joint Venture will be able to satisfy the extension conditions or otherwise extend or refinance the mortgage notes. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected. As a result of the indebtedness we incur, we are, and expect to be, subject to the risks normally associated with debt financing including:
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
•that any default on our debt, due to non-compliance with financial covenants or otherwise, could result in acceleration of those obligations;
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: August 6, 2025