Form 10-Q
period 2025-09-30
Orion Properties Inc.
filed 2025-11-06
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,314,634 shares of common stock of Orion Properties Inc. outstanding as of October 31, 2025.

ORION PROPERTIES INC.
For the quarterly period ended September 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$187,415	$227,145
Buildings, fixtures and improvements	986,834	1,055,307
Total real estate investments, at cost	1,174,249	1,282,452
Less: accumulated depreciation	188,317	177,906
Total real estate investments, net	985,932	1,104,546
Accounts receivable, net	32,611	22,833
Intangible lease assets, net	80,102	95,944
Cash and cash equivalents	32,639	15,600
Restricted cash	30,126	41,570
Real estate assets held for sale, net	14,969	9,671
Other assets, net	46,414	46,258
Total assets	$1,222,793	$1,336,422

LIABILITIES AND EQUITY
Mortgages payable, net	$371,772	$371,222
Credit facility revolver	110,000	119,000
Accounts payable and accrued expenses	40,300	31,585
Below-market lease liabilities, net	18,959	20,596
Distributions payable	1,126	5,633
Other liabilities, net	20,519	23,130
Total liabilities	562,676	571,166

Common stock, $0.001 par value, 100,000,000 shares authorized 56,314,634 and 55,951,876 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	1,150,246	1,148,223
Accumulated other comprehensive loss	(17)	(15)
Accumulated deficit	(491,463)	(384,348)
Total stockholders’ equity	658,822	763,916
Non-controlling interest	1,295	1,340
Total equity	660,117	765,256
Total liabilities and equity	$1,222,793	$1,336,422

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental	$36,918	$38,976	$111,817	$125,894
Fee income from unconsolidated joint venture	204	202	611	605
Total revenues	37,122	39,178	112,428	126,499
Operating expenses:
Property operating	17,284	16,643	49,629	48,399
General and administrative	4,607	4,468	14,341	13,961
Depreciation and amortization	14,709	19,913	45,659	83,031
Impairments	63,698	—	84,910	25,365
Transaction related	114	105	253	382
Total operating expenses	100,412	41,129	194,792	171,138
Other (expenses) income:
Interest expense, net	(7,880)	(8,170)	(24,052)	(24,374)
Gain on disposition of real estate assets	3,265	—	4,156	—
Loss on extinguishment of debt, net	—	—	—	(1,078)
Other (expense) income, net	(799)	208	(250)	580
Equity in loss of unconsolidated joint venture, net	(256)	(218)	(773)	(497)
Total other (expenses) income, net	(5,670)	(8,180)	(20,919)	(25,369)
Loss before taxes	(68,960)	(10,131)	(103,283)	(70,008)
Provision for income taxes	(67)	(76)	(200)	(226)
Net loss	(69,027)	(10,207)	(103,483)	(70,234)
Net income attributable to non-controlling interest	(8)	(10)	(16)	(16)
Net loss attributable to common stockholders	$(69,035)	$(10,217)	$(103,499)	$(70,250)

Weighted average shares outstanding - basic and diluted	56,313	55,948	56,204	55,887
Basic and diluted net loss per share attributable to common stockholders	$(1.23)	$(0.18)	$(1.84)	$(1.26)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(69,027)	$(10,207)	$(103,483)	$(70,234)
Total other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	18	(88)	9	162
Reclassification of previous unrealized gain on interest rate derivatives into net loss	(10)	—	(11)	—
Total other comprehensive income (loss)	8	(88)	(2)	162

Total comprehensive loss	(69,019)	(10,295)	(103,485)	(70,072)
Comprehensive income attributable to non-controlling interest	(8)	(10)	(16)	(16)
Total comprehensive loss attributable to common stockholders	$(69,027)	$(10,305)	$(103,501)	$(70,088)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256
Net (loss) income	—	—	—	—	(9,361)	(9,361)	6	(9,355)
Distributions	—	—	—	—	(1,327)	(1,327)	(30)	(1,357)
Repurchases of common stock to settle tax obligations	(132,362)	—	(466)	—	—	(466)	—	(466)
Equity-based compensation, net	374,151	—	704	—	—	704	—	704
Other comprehensive income, net	—	—	—	14	—	14	—	14
Balance, March 31, 2025	56,193,665	$56	$1,148,461	$(1)	$(395,036)	$753,480	$1,316	$754,796
Net (loss) income	—	—	—	—	(25,103)	(25,103)	2	(25,101)
Distributions	—	—	—	—	(1,163)	(1,163)	—	(1,163)
Equity-based compensation, net	113,636	—	822	—	—	822	—	822
Other comprehensive loss, net	—	—	—	(24)	—	(24)	—	(24)
Balance, June 30, 2025	56,307,301	$56	$1,149,283	$(25)	$(421,302)	$728,012	$1,318	$729,330
Net (loss) income	—	—	—	—	(69,035)	(69,035)	8	(69,027)
Distributions	—	—	—	—	(1,126)	(1,126)	(31)	(1,157)
Repurchases of common stock to settle tax obligations	(3,397)	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	10,730	—	972	—	—	972	—	972
Other comprehensive income, net	—	—	—	8	—	8	—	8
Balance, September 30, 2025	56,314,634	$56	$1,150,246	$(17)	$(491,463)	$658,822	$1,295	$660,117

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

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(103,483)	$(70,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,659	83,031
Non-cash revenue adjustments, net	(11,216)	783
Impairments	84,910	25,365
Gain on disposition of real estate assets	(4,156)	—
Loss on extinguishment of debt, net	—	1,078
Amortization of deferred financing costs	2,767	2,758
Loss on deferred offering costs	576	—
Equity-based compensation	2,498	2,450
Equity in loss of unconsolidated joint venture, net	773	497
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	234	(698)
Accounts payable, accrued expenses and other liabilities, net	(3,505)	(3,269)
Net cash provided by operating activities	15,057	41,761
Cash flows from investing activities:
Investment in real estate assets	—	(34,734)
Capital expenditures and leasing costs	(32,586)	(12,649)
Proceeds from disposition of real estate, net	44,040	2,070
Return of investment from unconsolidated joint venture	—	987
Origination of member loan to unconsolidated joint venture	(8,328)	—
Principal repayments received on member loan to unconsolidated joint venture	3,003	—
Principal repayments received on notes receivable	2,500	1,200
Deposits for real estate assets	(425)	(1,350)
Uses and refunds of deposits for real estate assets	—	1,350
Proceeds from the settlement of property-related insurance claims	—	171
Net cash provided by (used in) investing activities	8,204	(42,955)
Cash flows from financing activities:
Proceeds from credit facility revolver	13,000	28,000
Repayments of credit facility revolver	(22,000)	(14,000)
Payments of deferred financing costs	(8)	(1,363)
Repurchases of common stock to settle tax obligations	(475)	(162)
Distributions paid	(7,845)	(16,759)
Other financing activities	(338)	(116)
Net cash used in financing activities	(17,666)	(4,400)
Net change in cash and cash equivalents and restricted cash	5,595	(5,594)

Cash and cash equivalents and restricted cash, beginning of year	57,170	57,198
Cash and cash equivalents and restricted cash, end of period	$62,765	$51,604

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$15,600	$22,473
Restricted cash at beginning of year	41,570	34,725

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Cash and cash equivalents and restricted cash at beginning of year	$57,170	$57,198

Cash and cash equivalents at end of period	$32,639	$16,564
Restricted cash at end of period	30,126	35,040
Cash and cash equivalents and restricted cash at end of period	$62,765	$51,604
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
As of September 30, 2025, the Company owned and operated 63 operating properties, with an aggregate of 7.4 million leasable square feet located in 28 states, and six non-operating properties. In addition, the Company owns an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of September 30, 2025, the Arch Street Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
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
As discussed in Note 6 – Debt, Net, the Company’s Revolving Facility matures on May 12, 2026 and has no remaining extension options. The Company does not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $110.0 million as of September 30, 2025 and $92.0 million as of November 6, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or to refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
Reclassification
During the nine months ended September 30, 2025, the Company elected to separately present restricted cash on the consolidated balance sheets, which was previously presented in other assets, net on the consolidated balance sheets. Management believes that separately presenting restricted cash provides greater visibility into the Company’s liquidity. As a result of this change in presentation, the Company has reclassified restricted cash amounts from other assets, net to restricted cash on the consolidated balance sheets for the prior period presented. The reclassification had no impact on the reported total assets, net loss or cash flows in the accompanying consolidated financial statements.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2024, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the three and nine months ended September 30, 2025.
Periodically the Company receives reimbursements from previous tenants for certain end of lease obligations that are recognized on a cash basis or when the amounts are definitively agreed upon. The Company recognized $0.1 million and $2.9 million of such reimbursements during the three and nine months ended September 30, 2024, respectively. No such amounts were recorded for the three and nine months ended September 30, 2025. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates. The Company recognized lease termination income of $1.5 million and $2.6 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $1.9 million during the three and nine months ended September 30, 2024, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.2 million for the three months ended September 30, 2025 and 2024, and $0.6 million for the nine months ended September 30, 2025 and 2024.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid funds with original maturities of three months or less. Restricted cash is primarily comprised of reserves held by the lender under the CMBS loan (as defined in Note 6 – Debt, Net) for future rent concessions and tenant improvement allowances. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents and restricted cash may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
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
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses included in property operating expenses of the accompanying consolidated statements of operations were $4.2 million and $13.2 million for the three and nine months ended

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
September 30, 2025, respectively, and $4.0 million and $11.2 million for the three and nine months ended September 30, 2024, respectively.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three and nine months ended September 30, 2025, the Company had no acquisitions.
During the nine months ended September 30, 2024, the Company acquired fee simple, controlling financial interest in one real property and the improvements thereon including an approximate 97,000 square foot flex/laboratory and R&D facility located in San Ramon, California for a gross purchase price of $34.6 million and external acquisition-related expenses of $0.1 million that were capitalized. The property was fully leased to a single tenant with a remaining lease term of 15.0 years as of the acquisition date.
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
Additionally, during the nine months ended September 30, 2024, the Company acquired for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the accompanying consolidated balance sheet as of September 30, 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total dispositions	3	—	7	1
Aggregate gross sales price	$21,750	$—	$48,680	$2,100

Gain on disposition of real estate assets	$3,265	$—	$4,156	$—
Property count	1	—	4	—

Impairments on disposition of real estate assets	$5,233	$—	$6,399	$20
Property count	2	—	3	1
As of September 30, 2025, the Company had one property classified as held for sale with a carrying value of $15.0 million, primarily comprised of land of $3.2 million, building, fixtures and improvements, net, of $11.2 million, and intangible lease assets, net, of $0.6 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets. During October 2025, the Company closed on the sale of this held for sale property. See Note 15 – Subsequent Events, below.
During the nine months ended September 30, 2025, the Company recorded losses of $7.7 million related to properties that were classified as held for sale and subsequently disposed, which are included as part of impairments in the accompanying consolidated statements of operations. There were no recorded losses related to properties that were classified as held for sale during the nine months ended September 30, 2024.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the dates indicated below (in thousands, except weighted average useful life as of September 30, 2025):

	Weighted Average Useful Life (Years)	September 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases, net of accumulated amortization of $152,520 and $169,898, respectively	10.5	$48,343	$68,099
Leasing commissions, net of accumulated amortization of $7,084 and $4,508, respectively	12.5	26,276	21,834
Above-market lease assets, net of accumulated amortization of $12,254 and $12,831, respectively	11.4	1,390	2,041
Deferred lease incentives, net of accumulated amortization of $1,167 and $927, respectively	11.5	4,093	3,970
Total intangible lease assets, net		$80,102	$95,944

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $19,701 and $24,877, respectively	15.1	$18,959	$20,596

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $0.3 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million for the nine months ended September 30, 2025 and 2024. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million for the nine months ended September 30, 2025 and 2024. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $6.3 million and $20.7 million for the three and nine months ended September 30, 2025, respectively, and $11.7 million and $42.1 million for the three and nine months ended September 30, 2024, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030
In-place leases:
Total projected to be included in amortization expense	$4,436	$14,873	$7,810	$5,517	$2,797	$2,377
Leasing commissions:
Total projected to be included in amortization expense	$752	$2,745	$2,585	$2,348	$2,055	$2,030
Above-market lease assets:
Total projected to be deducted from rental revenue	$198	$680	$237	$115	$63	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$136	$471	$448	$434	$424	$420
Below-market lease liabilities:
Total projected to be added to rental revenue	$510	$1,928	$1,766	$1,682	$1,500	$1,425
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of the dates and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss, Net
					Nine Months Ended
Investment	September 30, 2025		September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2024
Arch Street Joint Venture (2)	20%	6	$11,049	$11,822	$(773)	$(497)
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
(2)The total carrying value of the Company’s investment in the Arch Street Joint Venture was less than the underlying equity in net assets by $0.4 million and less than $0.1 million as of September 30, 2025 and December 31, 2024, respectively. This difference is related to the recognition of the fair value of the investment in the Arch Street Joint Venture in connection with the Separation and the Distribution. The difference in fair value and carrying value of the investment was allocated based on the underlying assets and liabilities of the Arch Street Joint Venture and is being amortized over the estimated useful lives of the respective assets and liabilities in accordance with the Company’s accounting policies.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of September 30, 2025, there was $129.5 million outstanding under the mortgage notes and the Company’s proportionate share was $25.9 million. During September 2025, the Arch Street Joint Venture exercised the remaining option to extend the maturity date of the mortgage notes until November 27, 2026, and the lenders are working to confirm all extension conditions are met, including a maximum loan-to-value of 60% which may require the Arch Street Joint Venture to partially repay the mortgage notes to satisfy this condition. The Company cannot provide any assurance that the Arch Street Joint Venture will be able to

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
satisfy the conditions to extend the maturity date of this debt obligation, including that the joint venture partner will be able to contribute its share of capital requirements to partially repay the mortgage notes if required to satisfy the loan-to-value condition, or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, the Company’s investment in the Arch Street Joint Venture could be materially adversely affected.
The Arch Street Joint Venture mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60%, and the spread on a base rate loan is 0.50%. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50%.
During November 2024, the Company provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. The Company’s member loan to the Arch Street Joint Venture, which had $6.7 million receivable as of September 30, 2025, earns interest at 15%, matures on November 27, 2026, and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the dates indicated below (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$4,941	$5,852
Straight-line rent receivable, net	27,670	16,981
Total	$32,611	$22,833
Other assets, net consisted of the following as of the dates indicated below (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use assets, net (1)	$21,503	$22,216
Investment in unconsolidated joint venture	11,049	11,822
Notes receivable (2)	6,725	3,900
Prepaid expenses	2,989	2,133
Other assets, net	1,912	1,591
Deferred costs, net (3)	1,811	4,596
Restricted escrow deposits	425	—
Total	$46,414	$46,258
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.6 million, and a below-market right-of-use asset, net of $6.3 million as of September 30, 2025. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.2 million, and a below-market right-of-use asset, net of $6.4 million as of December 31, 2024. Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended September 30, 2025 and 2024 and $0.1 million for the nine months ended September 30, 2025 and 2024.
(2)Notes receivable includes a member loan to the Arch Street Joint Venture discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture of $6.7 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively. Notes receivable as of December 31, 2024 also includes one $2.5 million long-term seller financed promissory note for one property sold during the year ended December 31, 2023. This loan was structured as a first mortgage loan on the property sold with an unsecured recourse guaranty from the buyer principal and was repaid in full during the nine months ended September 30, 2025.
(3)Includes accumulated amortization for deferred costs related to the Revolving Facility of $9.2 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense for deferred costs related to the Revolving Facility was $0.7 million and $2.2 million for the three and nine months ended September 30, 2025 and 2024, respectively. Deferred costs, net as of December 31, 2024 also includes outstanding deferred equity offering costs of $0.6 million, which were expensed against other (expense) income, net in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2025 in connection with the scheduled expiration of the Company’s universal shelf registration statement on Form S-3 with the SEC during November 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2025
Derivative liabilities	$—	$17	$—	$17

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Derivative liabilities	$—	$15	$—	$15
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility with an aggregate notional amount of $75.0 million and $60.0 million as of September 30, 2025 and December 31, 2024, respectively (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

	Nine Months Ended September 30,
	2025	2024
Number of properties	11	8

Carrying value of impaired properties	$179,243	$62,710
Provisions for impairment	(84,910)	(25,365)
Estimated fair value	$94,333	$37,345

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
For the Company’s impairment tests over the real estate assets during the nine months ended September 30, 2025, the fair value measurements for six properties were determined based on sales prices under definitive agreements, three properties were determined by using a weighted average discount rate of 8.9% and a weighted average capitalization rate of 8.6%, and two properties were determined based on estimated sales prices based on market data. During the nine months ended September 30, 2025, impairment charges of $67.4 million were recorded for held and used properties, impairment charges of $6.0 million were recorded for held for sale properties and impairment charges of $11.5 million were recorded for disposed properties, including $1.7 million recorded on properties classified as held for sale during the three months ended March 31, 2025.
For the Company’s impairment tests over the real estate assets during the nine months ended September 30, 2024, the fair value measurements for seven properties were determined based on the sales prices under definitive agreements and one property was determined by a discount rate of 9.0% and capitalization rate of 8.5%. During the nine months ended September 30, 2024, impairment charges of $22.1 million were recorded for held and used properties and impairment charges of $3.3 million were recorded for one disposed property. No impairment charges were recorded for held for sale properties during the nine months ended September 30, 2024.
The following tables present certain of the Company’s assets which were subject to impairment as of the dates indicated below and therefore, have been measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of September 30, 2025
Assets of properties held and used	$—	$—	$44,378	$44,378
Assets of properties held for sale	—	14,969	—	14,969
Total	$—	$14,969	$44,378	$59,347

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2024
Assets of properties held and used	$—	$—	$22,903	$22,903
Assets of properties held for sale	—	9,671	—	9,671
Total	$—	$9,671	$22,903	$32,574
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximates their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The following table presents carrying values and fair values of the Company’s long-term financial instruments as of the dates indicated below (dollars in thousands):

	Level	Carrying Value at September 30, 2025	Fair Value at September 30, 2025	Carrying Value at December 31, 2024	Fair Value at December 31, 2024
Assets:
Notes receivable	3	6,725	6,725	3,900	3,900

Liabilities (1):
Mortgages payable	2	$373,000	$363,811	$373,000	$352,476
Derivative liabilities	2	17	17	15	15
Total		$373,017	$363,828	$373,015	$352,491
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
Note 6 – Debt, Net
As of September 30, 2025, the Company had debt outstanding of $481.8 million, including net deferred financing costs, with a weighted average years to maturity of 1.4 years and a weighted average effective interest rate for the nine months ended September 30, 2025 of 5.66%. The following table summarizes the carrying value of debt as of and the debt activity for the periods indicated below (in thousands):

		Nine Months Ended September 30, 2025
	Balance as of December 31, 2024	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2025
Mortgages payable:
Outstanding balance	$373,000	$—	$—	$—	$373,000
Deferred costs	(1,778)	—	—	550	(1,228)
Mortgages payable, net	371,222	—	—	550	371,772

Credit facility revolver	119,000	13,000	(22,000)	—	110,000

Total debt	$490,222	$13,000	$(22,000)	$550	$481,772
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of September 30, 2025 (in thousands):

Total
October 1, 2025 to December 31, 2025	$—
2026	110,000
2027	355,000
Thereafter	18,000
Total	$483,000

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
In June 2023, as further described below, the Term Loan Facility was repaid and retired with borrowings under the Revolving Facility and, as of September 30, 2025, $110.0 million of principal amount was outstanding under the Revolving Facility with $240.0 million available for future borrowings thereunder, including the $25.0 million letter of credit sub-facility.
The Company and Orion OP have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility which was undrawn at the time of the second amendment, provide Orion OP with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, the Company entered into a third amendment to the Credit Agreement which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, the Company exercised the option under the Credit Agreement to extend the maturity of the Revolving Facility to May 12, 2026. Substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these consolidated financial statements due to uncertainty with regard to its ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and the Company does not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility of $92.0 million as of November 6, 2025 on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
The interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10%, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid and reborrowed, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, the Company entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility (or, until June 29, 2023, the Term Loan Facility) at 3.92% until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, the Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of September 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.47%.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% of the unused portion of the Revolving Facility.
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
In addition, the Revolving Facility requires that Orion OP satisfy the following financial covenants:
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
As of September 30, 2025, Orion OP was in compliance with the Revolving Facility financial covenants.
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% and matures on February 11, 2027.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2025, the Company was in compliance with these financial covenants.
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
San Ramon Loan
On November 7, 2024, an indirect subsidiary of the Company (the “San Ramon Borrower”) obtained an $18.0 million fixed rate mortgage note (the “San Ramon Loan”) from RGA Americas Investments LLC (the “San Ramon Lender”) secured by the fee simple interest in the San Ramon, California property acquired in September 2024 (the “San Ramon Property”). The San Ramon Loan bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The Company’s mortgages payable consisted of the following as of September 30, 2025 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed-rate debt	20	$429,782	$373,000	5.02%	1.6
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $129.5 million, of which the Company’s proportionate share was $25.9 million, as of September 30, 2025.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2025 and December 31, 2024, the Company had outstanding derivative agreements with aggregate notional amounts of $75.0 million and $60.0 million, respectively, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate collars	Other liabilities, net	(17)	(15)
During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains of less than $0.1 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive loss. During the three and nine months ended September 30, 2024, the Company recorded unrealized losses of less than $0.1 million and unrealized gains of $0.2 million, respectively, for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three and nine months ended September 30, 2025, the Company reclassified previous net gains of less than $0.1 million from accumulated other comprehensive loss into interest expense, net as a result of the hedged transactions impacting earnings. During the three and nine months ended September 30, 2024, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense, net as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense, net.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2025 and December 31, 2024, the Company had no derivatives that were not designated as qualifying hedging relationships.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the dates indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025	$—	$(17)	$—	$—	$(17)	$—	$—	$(17)
December 31, 2024	$—	$(15)	$—	$—	$(15)	$—	$—	$(15)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures:
Cash paid for interest, net (1)	$21,327	$21,647
Cash paid for income taxes, net of refunds	$231	$246
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$16,570	$6,920
Accrued deferred financing costs	$—	$17
Distributions declared and unpaid	$1,126	$5,595
Land acquired upon finance lease termination	$—	$3,470
____________________________________
(1)Net of capitalized interest of $0.3 million for the nine months ended September 30, 2025. No interest was capitalized during the nine months ended September 30, 2024.
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the dates indicated below (in thousands):

	September 30, 2025	December 31, 2024
Accrued capital expenditures and leasing costs	$17,343	$8,040
Accrued real estate and other taxes	11,462	11,228
Accrued operating and other	7,720	9,141
Accrued interest	1,901	2,017
Accounts payable	1,874	1,159
Total	$40,300	$31,585
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
As of September 30, 2025, the Company had the following estimated total outstanding leasing cost commitments (in thousands):

Total (1)
Tenant improvement allowances (2)	$48,416
Reimbursable landlord work (3)	7,314
Non-reimbursable landlord work (3)	13,299
Total	$69,029
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
For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. As of September 30, 2025, total cash of $30.0 million was reserved for outstanding leasing costs, including $15.3 million for tenant improvement allowances and $14.7 million for rent concession commitments, and is included in restricted cash in the accompanying consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of September 30, 2025, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated position or results of operations.
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
Note 11 – Leases
Lessor
As of September 30, 2025, the Company’s operating leases have non-cancelable lease terms ranging from 0.3 months to 15.8 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed:
Cash rental revenue	$21,469	$29,148	$68,001	$91,132
Straight-line rental revenue	4,898	(1,283)	11,048	(974)
Lease intangible amortization	137	(68)	593	651
Fixed property operating cost reimbursements	1,526	1,531	4,554	4,422
Other fixed rental revenue	432	90	1,927	1,128
Total fixed	28,462	29,418	86,123	96,359
Variable:
Variable property operating cost reimbursements	7,889	8,786	23,929	27,451
Other variable rental revenue	567	772	1,765	2,084
Total variable	8,456	9,558	25,694	29,535
Total rental revenue	$36,918	$38,976	$111,817	$125,894
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of September 30, 2025 (in thousands).

Future Minimum Base Rent Payments
October 1, 2025 - December 31, 2025	$20,061
2026	85,350
2027	77,404
2028	69,204
2029	53,167
2030	51,173
Thereafter	261,211
Total	$617,570
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of September 30, 2025, the Company’s operating leases had remaining lease terms ranging from 0.2 years to 59.3 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.61% as of September 30, 2025. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended September 30, 2025 and 2024, and $0.9 million for the nine months ended September 30, 2025 and 2024. No cash paid for operating lease liabilities was capitalized during the three and nine months ended September 30, 2025 and 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of September 30, 2025 (in thousands).

Future Minimum Lease Payments
October 1, 2025 - December 31, 2025	$295
2026	778
2027	752
2028	761
2029	473
2030	447
Thereafter	11,597
Total	15,103
Less: imputed interest	5,261
Total	$9,842
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
Distributions
During the nine months ended September 30, 2025 and 2024, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
August 5, 2025	September 30, 2025	October 15, 2025	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10
On November 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2025, payable on January 15, 2026, to stockholders of record as of December 31, 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
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
The Company did not repurchase any shares under the Share Repurchase Program during the nine months ended September 30, 2025 or 2024. As of September 30, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.
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
During the nine months ended September 30, 2025 and 2024, the Company granted Time-Based RSUs and/or Performance-Based RSUs to non-employee directors and officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of September 30, 2025, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2025, was $1.0 million and $2.5 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2024, was $0.7 million and $2.4 million, respectively. As of September 30, 2025, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $3.9 million, with an aggregate weighted average remaining term of 1.6 years.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to employees who received grants of Realty Income time-based restricted stock units and stock options in connection with the Separation and the Distribution. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million for the nine months ended September 30, 2024. As of September 30, 2025, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options and no equity-based compensation expense related to these awards during the nine months ended September 30, 2025.
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(69,027)	$(10,207)	$(103,483)	$(70,234)
Net income attributable to non-controlling interest	(8)	(10)	(16)	(16)
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(69,035)	(10,217)	(103,499)	(70,250)

Weighted average shares of common stock outstanding - basic	56,313	55,948	56,204	55,887
Effect of dilutive securities (1)	—	—	—	—
Weighted average shares of common stock - diluted	56,313	55,948	56,204	55,887

Basic and diluted net loss per share attributable to common stockholders	$(1.23)	$(0.18)	$(1.84)	$(1.26)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three and nine months ended September 30, 2025 and 2024.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	530	236	56	19
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On November 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2025, payable on January 15, 2026, to stockholders of record as of December 31, 2025.
Disposition
In October 2025, the Company closed on the simultaneous sale and lease termination for one property located in Fresno, California for a gross sales price of $15.7 million and lease termination proceeds of $2.6 million.
Leasing Activity
During October 2025, the Company completed a 1.5-year lease renewal for approximately 50,000 square feet at its property in San Antonio, Texas. During November 2025, the Company completed a 5.5-year new lease for approximately 7,000 square feet at one of its properties in The Woodlands, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect Orion Properties Inc.’s (the “Company”, “Orion”, “we”, or “us”) expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, expected borrowings and financing costs and the payment of future dividends. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “guidance,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indicator of future rent collections. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of September 30, 2025, multiplied by 12, including the Company’s proportionate share of such amounts related to the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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
As of September 30, 2025, we owned and operated 63 operating properties with an aggregate of 7.4 million leasable square feet located in 28 states with an occupancy rate of 72.1% and a weighted average remaining lease term of 5.8 years. As of September 30, 2025, we had six properties designated as non-operating properties. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of September 30, 2025, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted average remaining lease term of 6.6 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 7.6 million leasable square feet with an occupancy rate of 72.8%, or 74.5% adjusted for five operating properties that are currently under agreements to be sold or have been sold following September 30, 2025, and a weighted average remaining lease term of 5.8 years, as of September 30, 2025.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 2.9% and 9.5% of our annualized base rent are scheduled to expire during the remainder of 2025 and in 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets; in addition, the impact of a prolonged federal government shutdown may cause increased government budgetary pressures and uncertainty surrounding budgetary priorities. These factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
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

As of September 30, 2025, 66.8%, 27.8% and 5.4% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of September 30, 2025, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

Geographic Concentration	% of Rentable Square Feet
Texas	20.7%
California	13.5%

Property Type	% of Rentable Square Feet
Traditional Office	64.6%
Flex/Industrial	17.7%
Governmental	11.7%
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
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates, market sentiment towards the office sector and recent changes in United States trade policy and the imposition of new tariffs may adversely impact us or our lenders restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. Our nearest debt maturity is the non-recourse mortgage notes associated with the Arch Street Joint Venture, which are scheduled to mature on November 27, 2025 with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of September 30, 2025, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $25.9 million. During September 2025, the Arch Street Joint Venture exercised the remaining option to extend the maturity date of the mortgage notes until November 27, 2026, and the lenders are working to confirm all extension conditions are met, including a maximum loan-to-value of 60% which may require the Arch Street Joint Venture to partially repay the mortgage notes to satisfy this condition. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the conditions to extend the maturity date of this debt obligation, including that our joint venture partner will be able to contribute its share of capital requirements to partially repay the mortgage notes if required to satisfy the loan-to-value condition, or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility is scheduled to mature on May 12, 2026 and has no remaining extension options. We do not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $110.0 million as of September 30, 2025 and $92.0 million as of November 6, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for risks related to our potential inability to extend or refinance the Revolving Facility.

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
Basis of Presentation
The consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.

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
Critical Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that it has made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, expectations and projections regarding future events and plans, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the critical accounting policies described below involve significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.
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
Significant Transactions Summary
Activity through September 30, 2025 and Subsequent Events
Real Estate Operations
•During the nine months ended September 30, 2025, we completed approximately 862,000 square feet of lease renewals and new leases across 13 different properties, which includes one Arch Street Joint Venture property, and a weighted average lease term of 7.8 years.
•During October 2025, we completed a 1.5-year lease renewal for approximately 50,000 square feet at our property in San Antonio, Texas. During November 2025, we completed a 5.5-year new lease for approximately 7,000 square feet at one of our properties in The Woodlands, Texas.
•During the nine months ended September 30, 2025, we closed on the sale of seven properties totaling approximately 634,000 square feet for an aggregate gross sales price of $48.7 million. In connection with four of the property dispositions, we provided aggregate sales price credits to the buyers of $3.0 million.
•During October 2025, we closed on the simultaneous sale and lease termination for one property located in Fresno, California for approximately 127,000 square feet and a gross sales price of $15.7 million. As of November 6, 2025, we had pending agreements in place to sell four operating properties for an aggregate gross sales price of $46.6 million, which includes three vacant or near-term vacant properties and one stabilized traditional office property. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
•During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As of September 30, 2025, the outstanding principal balance of the member loan was $6.7 million.
•During the nine months ended September 30, 2025, six leases expired or were downsized comprising a total reduction in occupied square feet of approximately 681,000 square feet. As of September 30, 2025, we had a total of eight fully vacant operating properties.

Debt
•On May 9, 2025, we entered into an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
•During September 2025, the Arch Street Joint Venture exercised the remaining option to extend the maturity date of the mortgage notes until November 27, 2026, and the lenders are working to confirm all extension conditions are met, including a maximum loan-to-value of 60% which may require the Arch Street Joint Venture to partially repay the mortgage notes to satisfy this condition. As of September 30, 2025, our proportionate share of the aforementioned mortgage note was $25.9 million.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first, second and third quarters of 2025 which were paid on April 15, 2025, July 15, 2025 and October 15, 2025.
•On November 5, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2025, payable on January 15, 2026, to stockholders of record as of December 31, 2025.
Unsolicited Indication of Interest
During June and July 2025, the Company’s Board of Directors received two separate unsolicited, non-binding indication of interest from Kawa Capital Management, Inc. (“Kawa”) to potentially acquire all of the outstanding shares of the Company’s common stock not already owned by Kawa for cash consideration of $2.50 per share and $2.75 per share, respectively. The Company’s Board of Directors unanimously rejected both proposals after it concluded the proposals undervalued the Company and were not in the best interest of the Company and its stockholders.
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

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our operating properties as of the dates indicated below, including our proportionate share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	September 30, 2025	December 31, 2024
Portfolio Metrics
Operating properties	63	69
Arch Street Joint Venture properties	6	6
Non-Operating properties	6	7
Rentable square feet (in thousands) (1)	7,580	8,112
Annualized base rent (in thousands)	$113,883	$120,293
Occupancy rate (2)	72.8%	73.7%
Leased rate (3)	74.6%	74.7%
Investment-grade tenants (4)	67.0%	74.4%
Weighted average remaining lease term (in years)	5.8	5.2
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s proportionate share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for five operating properties that are currently under agreements to be sold or have been sold following September 30, 2025, the occupancy rate as of September 30, 2025 would be 74.5%.
(3)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(4)Based on annualized base rent of our real estate portfolio, including the Company’s proportionate share of annualized base rent for properties owned by the Arch Street Joint Venture, as of September 30, 2025. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial Metrics
Total revenues	$37,122	$39,178	$112,428	$126,499
Net loss attributable to common stockholders	$(69,035)	$(10,217)	$(103,499)	$(70,250)
Basic and diluted net loss per share attributable to common stockholders	$(1.23)	$(0.18)	$(1.84)	$(1.26)
FFO attributable to common stockholders (1)	$6,553	$10,122	$24,239	$39,436
FFO attributable to common stockholders per diluted share (1)	$0.12	$0.18	$0.43	$0.71

Core FFO attributable to common stockholders (1)	$11,007	$12,027	$33,118	$46,563
Core FFO attributable to common stockholders per diluted share (1)	$0.19	$0.21	$0.59	$0.83
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.8 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of September 30, 2025, we had the following estimated total outstanding rent concessions and leasing costs commitments, including our proportionate share of the commitments of the Arch Street Joint Venture (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$20,845	1,510	$13.80
Tenant improvement allowances (3)	49,816	2,015	$24.72
Reimbursable landlord work (4)	7,314	280	$26.12
Non-reimbursable landlord work (4)	13,299	1,179	$11.28
Total	$91,274	2,843	$32.10
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
The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of our cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. We estimate that the foregoing rent concessions and leasing costs will be funded between 2025 and 2041.

We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. As of September 30, 2025, total restricted cash of $30.0 million was reserved for outstanding leasing costs, including $15.3 million for tenant improvement allowances and $14.7 million for rent concession commitments, and is included in restricted cash in our consolidated balance sheets.
During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended September 30, 2025
	New Leases	Renewals	Total
Number of leases	2	5	7
Rentable square feet leased	83	220	303
Weighted average rental rate change (cash basis) (1) (2)	9.4%	2.2%	4.1%
Tenant rent concessions and leasing costs (3)	$2,249	$14,623	$16,872
Tenant rent concessions and leasing costs per rentable square foot (4)	$27.02	$66.44	$55.62
Weighted average lease term (by rentable square feet) (years) (5)	5.8	11.6	10.0
Tenant rent concessions and leasing costs per rentable square foot per year	$4.64	$5.74	$5.57

	Three Months Ended September 30, 2024
	New Leases	Renewals	Total
Number of leases	—	4	4
Rentable square feet leased	—	254	254
Weighted average rental rate change (cash basis) (1) (2)	N/A	5.6%	5.6%
Tenant rent concessions and leasing costs (3)	$—	$6,159	$6,159
Tenant rent concessions and leasing costs per rentable square foot (4)	$—	$24.24	$24.24
Weighted average lease term (by rentable square feet) (years) (5)	N/A	8.7	8.7
Tenant rent concessions and leasing costs per rentable square foot per year	$—	$2.80	$2.80
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
(2)Excludes one new lease for approximately 3,000 square feet for the three months ended September 30, 2025 that had been or will be vacant for more than 12 months at the time the new lease commences. There were no new leases excluded during the three months ended September 30, 2024.
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
(4)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended September 30, 2025 and 2024.
(5)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or “non-firm terms”. The total weighted average lease term for new leases and renewals executed during the three months ended September 30, 2025 and 2024 would be 10.3 years and 8.9 years, respectively, if such non-firm terms were included.

During the periods indicated below, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Nine Months Ended September 30, 2025
	New Leases	Renewals (1)	Total
Number of leases	5	10	15
Rentable square feet leased	312	550	862
Weighted average rental rate change (cash basis) (2) (3)	9.4%	(9.0)%	(7.1)%
Tenant rent concessions and leasing costs (4)	$25,592	$19,385	$44,977
Tenant rent concessions and leasing costs per rentable square foot (5)	$81.74	$35.34	$52.20
Weighted average lease term (by rentable square feet) (years) (6)	9.5	6.7	7.7
Tenant rent concessions and leasing costs per rentable square foot per year	$8.56	$5.28	$6.75

	Nine Months Ended September 30, 2024
	New Leases	Renewals	Total
Number of leases	4	8	12
Rentable square feet leased	149	683	832
Weighted average rental rate change (cash basis) (2) (3)	N/A	3.2%	3.2%
Tenant rent concessions and leasing costs (4)	$19,942	$7,637	$27,579
Tenant rent concessions and leasing costs per rentable square foot (5)	$133.47	$11.18	$33.12
Weighted average lease term (by rentable square feet) (years) (6)	10.2	5.9	6.7
Tenant rent concessions and leasing costs per rentable square foot per year	$13.06	$1.90	$4.97
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
(3)Excludes four new leases for approximately 232,000 square feet and four new leases for approximately 149,000 square feet of space for the nine months ended September 30, 2025 and 2024, respectively, that had been vacant for more than 12 months at the time the new lease commences.
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
(5)Includes reimbursable tenant improvement allowances per rentable square foot of $5.12 for new leases and $1.86 in total for the nine months ended September 30, 2025. Includes reimbursable landlord funded improvements and tenant improvement allowances per rentable square foot of $45.07 for new leases, $0.40 for renewals and $8.41 in total for the nine months ended September 30, 2024.
(6)Weighted average lease term does not include specified periods of the stated lease term during which a tenant has the right to terminate their space without a termination fee, or "non-firm terms." The total weighted average lease term for new leases and renewals executed during the nine months ended September 30, 2025 and 2024, would be 7.8 years and 7.6 years, respectively, if such non-firm terms were included.

During the nine months ended September 30, 2025, six leases expired or were downsized comprising a total reduction in occupied square feet of approximately 681,000 square feet. During the three months ended September 30, 2025, two leases expired or were downsized comprising a total reduction in occupied square feet of approximately 404,000 square feet. We currently intend to re-let the vacancies from the three months ended September 30, 2025. The expired base rent per square foot and our market rent estimates for these vacancies are as follows (square feet in thousands):

Vacancy Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Tulsa, Oklahoma	309	$19.01	$15.50 - $17.50
Englewood, Colorado	95	$21.55	$15.00 - $17.00
Our market rent estimates are based on a variety of assumptions which are subject to change, and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease related costs (1)	$2,394	$1,675	$7,018	$5,430
Lease incentives (2)	342	579	1,373	656
Building, fixtures and improvements (3)	15,547	3,803	33,805	9,735
Total capital expenditures	$18,283	$6,057	$42,196	$15,821
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and nine months ended September 30, 2025 and 2024.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Rental	$36,918	$38,976	$(2,058)	$111,817	$125,894	$(14,077)
Fee income from unconsolidated joint venture	204	202	2	611	605	6
Total revenues	$37,122	$39,178	$(2,056)	$112,428	$126,499	$(14,071)
Rental
The decreases in rental revenues of $2.1 million and $14.1 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, respectively, were primarily due to the impact of decreasing overall occupied square footage from expiration of leases totaling $3.4 million and $15.4 million in rental revenues during the three and nine months ended September 30, 2025, respectively. We had 63 operating properties with an aggregate of 7.4 million leasable square feet and an occupancy rate of 72.1% as of September 30, 2025, as compared to 70 operating properties with an aggregate of 8.1 million leasable square feet and an occupancy rate of 74.0% as of September 30, 2024.

Other items impacting the quarter over quarter rental revenue results were a $0.3 million decline in reimbursement income of real estate taxes in the 2025 period due to lower property values, offset by a $0.8 million increase in rental revenue in the 2025 period from the property we acquired in September 2024 and a $1.2 million increase in lease termination income and reimbursement income for end of lease obligations in the 2025 period.
Other items impacting the year-to-date rental revenue results were a $2.2 million decrease in lease termination income and reimbursement income for end of lease obligations in the 2025 period and a $0.3 million decline in reimbursement income for real estate taxes in the 2025 period due to lower property values, offset by a $2.8 million increase in rental revenue in the 2025 period from the property we acquired in September 2024.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Property operating	$17,284	$16,643	$641	$49,629	$48,399	$1,230
General and administrative	4,607	4,468	139	14,341	13,961	380
Depreciation and amortization	14,709	19,913	(5,204)	45,659	83,031	(37,372)
Impairments	63,698	—	63,698	84,910	25,365	59,545
Transaction related	114	105	9	253	382	(129)
Total operating expenses	$100,412	$41,129	$59,283	$194,792	$171,138	$23,654
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses increased $0.6 million and $1.2 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, respectively. The increase during the three months ended September 30, 2025 compared to the same period in 2024 is primarily the result of the ongoing demolition of the buildings on the six-property campus in Deerfield, Illinois of $1.3 million, offset by decreases in property operating expenses resulting from property dispositions of $0.6 million.
The increase during the nine months ended September 30, 2025 compared to the same period in 2024 is primarily the result of the ongoing demolition of the buildings on the six-property campus in Deerfield, Illinois of $1.8 million, property vacancies of $0.8 million and $0.7 million from our property acquired in September 2024, offset by decreases in property operating expenses resulting from property dispositions of $1.9 million and the timing of certain operating expenses of $0.5 million.
General and administrative expenses
General and administrative expenses increased $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, respectively, primarily due to increased compensation expenses.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $5.2 million and $37.4 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease in depreciation and amortization expense in the three month period was primarily driven by the $6.1 million impact from the full amortization of certain intangible assets and the $0.3 million impact of property dispositions, partially offset by $0.6 million related to capitalized real estate assets and intangible lease assets and $0.3 million related to the property we acquired in September 2024.

The decrease in depreciation and amortization expenses in the nine month period was primarily driven by the $21.7 million impact from the full amortization of certain intangible assets, the $15.9 million impact from the full depreciation of the buildings on the six-property campus in Deerfield, Illinois in the 2024 period as a result of management’s plans to demolish the buildings, the $1.9 million impact of impairments and the $0.8 million impact of property dispositions, partially offset by a $1.1 million increase in depreciation and amortization expenses in the 2025 period related to the property we acquired in September 2024 and $1.1 million related to capitalized real estate assets and intangible lease assets.
Impairments
Impairments increased $63.7 million and $59.5 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Impairment charges totaling $63.7 million and $84.9 million with respect to eight and 11 properties were recorded during the three and nine months ended September 30, 2025, respectively, and were incurred primarily with respect to real estate assets sold or expected to be sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds.
There were no impairment charges recorded during the three months ended September 30, 2024. Impairment charges totaling $25.4 million with respect to eight properties were recorded during the nine months ended September 30, 2024. See Note 5 - Fair Value Measures for further information.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs 2024 Increase/(Decrease)	2025	2024	2025 vs 2024 Increase/(Decrease)
Interest expense, net	$(7,880)	$(8,170)	$(290)	$(24,052)	$(24,374)	$(322)
Gain on disposition of real estate assets	$3,265	$—	$3,265	$4,156	$—	$4,156
Loss on extinguishment of debt, net	$—	$—	$—	$—	$(1,078)	$(1,078)
Other (expense) income, net	$(799)	$208	$(1,007)	$(250)	$580	$(830)
Equity in loss of unconsolidated joint venture, net	$(256)	$(218)	$38	$(773)	$(497)	$276
Provision for income taxes	$(67)	$(76)	$(9)	$(200)	$(226)	$(26)
Interest expense, net
Interest expense, net decreased $0.3 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Our average debt outstanding was $483.0 million and $487.5 million for the three and nine months ended September 30, 2025, respectively, compared to $473.5 million and $478.0 million for each of the same periods in 2024. The weighted average interest rate on our debt obligations was 5.62% and 5.66% for the three and nine months ended September 30, 2025, respectively, and 5.88% for the three and nine months ended September 30, 2024. Interest expense, net for the three and nine months ended September 30, 2025 was offset by capitalized interest of $0.2 million and $0.3 million, respectively. No interest expense was capitalized during the three and nine months ended September 30, 2024.
Gain on disposition of real estate assets
Gains on disposition of real estate assets were $3.3 million and $4.2 million for the three and nine months ended September 30, 2025 as compared to no gains on disposition of real estate assets recognized during the same periods in 2024. The gains recognized during the three and nine months ended September 30, 2025 were related to one and four of our dispositions, respectively. Of the four dispositions with gains recognized during the nine months ended September 30, 2025, two were subject to cumulative impairment losses of $12.2 million in prior periods.

Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the nine months ended September 30, 2024 related to the proportionate write off of deferred financing costs due to the permanent reduction of the borrowing capacity of the Revolving Facility of $75.0 million in connection with the Third Amendment to the Credit Agreement, as defined below and discussed in Note 6 – Debt, Net. There were no such costs incurred during the three and nine months ended September 30, 2025.
Other (expense) income, net
Other (expense) income, net decreased $1.0 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to the loss on deferred offering costs of $0.6 million recognized during the three and nine months ended September 30, 2025 in connection with the scheduled expiration of our universal shelf registration statement on Form S-3 with the SEC during November 2025 and expenses in connection with the retirement of Gary Landriau as Chief Investment Officer of $0.3 million.
Equity in loss of unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture, net increased $0.3 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to an increase in interest expense following the expiration of an interest rate swap agreement on the Arch Street Joint Venture non-recourse mortgage notes on May 27, 2024.
Equity in loss of the unconsolidated joint venture, net remained relatively consistent during the three months ended September 30, 2025 as compared to the same period in 2024.
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
Funds From Operations (“FFO”) and Core Funds From Operations (“Core FFO”) Attributable to Orion
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), an industry trade group, has promulgated a supplemental performance measure known as FFO, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of the Company. FFO is not equivalent to our net income (loss) as determined under U.S. GAAP.
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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, amortization of deferred financing costs, amortization of deferred lease incentives, net, equity-based compensation, amortization of premiums and discounts on debt, net and gains or losses on extinguishment of swaps and/or debt, and our proportionate share of Core FFO adjustments related to the unconsolidated joint venture.
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
For all of these reasons, we believe FFO and Core FFO, in addition to net income (loss), as determined under U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and Core FFO the same way, so comparisons with other REITs may not be meaningful. FFO and Core FFO should not be considered as alternatives to net income (loss) and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

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
The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(69,035)	$(10,217)	$(103,499)	$(70,250)
Depreciation and amortization of real estate assets	14,681	19,875	45,566	82,929
Gain on disposition of real estate assets	(3,265)	—	(4,156)	—
Impairment of real estate	63,698	—	84,910	25,365
Proportionate share of adjustments for unconsolidated joint venture	474	464	1,418	1,392
FFO attributable to common stockholders	$6,553	$10,122	$24,239	$39,436
Transaction related	114	105	253	382
Amortization of deferred financing costs	933	920	2,767	2,758
Amortization of deferred lease incentives	175	126	394	373
Equity-based compensation	852	725	2,378	2,450
Loss on extinguishment of debt, net	—	—	—	1,078
Other adjustments, net (1)	2,366	—	3,045	—
Proportionate share of adjustments for unconsolidated joint venture	14	29	42	86
Core FFO attributable to common stockholders	$11,007	$12,027	$33,118	$46,563

Weighted average shares of common stock outstanding - basic	56,313	55,948	56,204	55,887
Effect of weighted average dilutive securities (2)	530	236	56	19
Weighted average shares of common stock outstanding - diluted	56,843	56,184	56,260	55,906

FFO attributable to common stockholders per diluted share	$0.12	$0.18	$0.43	$0.71
Core FFO attributable to common stockholders per diluted share	$0.19	$0.21	$0.59	$0.83
____________________________________
(1)Other adjustments, net includes demolition costs of $1.3 million and $1.8 million during the three and nine months ended September 30, 2025, respectively, in relation to the ongoing demolition of the six buildings on the Deerfield, Illinois campus. These demolition costs are presented in property operating expenses on the consolidated statements of operations. Other adjustments, net also includes $0.3 million in connection with the retirement of Gary Landriau as Chief Investment Officer, and $0.6 million of previously deferred equity offering costs in connection with the scheduled expiration of the Company’s universal shelf registration statement on Form S-3 with the SEC during November 2025, which are presented in other (expense) income, net on the consolidated statements of operations. Each of the above items have been included as “other adjustments” to Core FFO and Adjusted EBITDA as they do not reflect the ongoing operating performance of the Company.
(2)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the three and nine months ended September 30, 2025 and 2024 as the effect would be antidilutive.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; (v) fund capital contributions to the Arch Street Joint Venture; (vi) fund new acquisitions and (vii) extend, refinance or repay debt at or prior to maturity. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the Revolving Facility (as defined below) as it may be extended or refinanced, are sufficient to meet our liquidity needs for the next twelve months, other than the impending maturity of the Revolving Facility, as further discussed below. As of September 30, 2025, we had $32.6 million of cash and cash equivalents and $240.0 million of borrowing capacity under the Revolving Facility.
The non-recourse mortgage notes associated with the Arch Street Joint Venture are scheduled to mature on November 27, 2025, with one remaining option to extend the maturity for an additional 12 months until November 27, 2026. As of September 30, 2025, there was $129.5 million outstanding under the mortgage notes and our proportionate share was $25.9 million. During September 2025, the Arch Street Joint Venture exercised the remaining option to extend the maturity date of the mortgage notes until November 27, 2026, and the lenders are working to confirm all extension conditions are met, including a maximum loan-to-value of 60% which may require the Arch Street Joint Venture to partially repay the mortgage notes to satisfy this condition. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the conditions to extend the maturity date of this debt obligation, including that our joint venture partner will be able to contribute its share of capital requirements to partially repay the mortgage notes if required to satisfy the loan-to-value condition, or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
The Arch Street Joint Venture mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60%, and the spread on a base rate loan is 0.50%. The Arch Street Joint Venture has entered into an interest rate cap agreement that caps the SOFR rate at 5.50%.
During November 2024, we provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. Our member loan to the Arch Street Joint Venture, which had $6.7 million receivable as of September 30, 2025, earns interest at 15% and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes and matures on November 27, 2026. Interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Substantial doubt about our ability to continue as a going concern exists for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility is scheduled to mature on May 12, 2026 and has no remaining extension options. We do not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility, which was $110.0 million as of September 30, 2025 and $92.0 million as of November 6, 2025, on this scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance all or a portion of the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.

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
Credit Agreements
Summary
As of September 30, 2025, we had $483.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $110.0 million borrowed under our $350.0 million senior revolving credit facility (the “Revolving Facility”) and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of September 30, 2025 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2025	2026	2027	Thereafter
Credit facility revolver (2)	7.47%	0.6	$110,000	$—	$110,000	$—	$—
Mortgages payable (3) (4)	5.02%	1.6	373,000	—	—	355,000	18,000
Total			$483,000	$—	$110,000	$355,000	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of September 30, 2025.
(2)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of September 30, 2025, a total of $75.0 million of the debt outstanding under the Revolving Facility was subject to an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
(3)Includes $355.0 million securitized mortgage note secured by 19 of our properties which bears interest at a fixed rate of 4.971% and matures on February 11, 2027. Also includes $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $129.5 million, of which our proportionate share was $25.9 million, as of September 30, 2025.
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
We have entered into three amendments to the Credit Agreement. The purpose of the first amendment entered into in December 2022 was to change the benchmark rate for borrowings under the Credit Agreement from LIBOR (the London interbank offered rate as administered by the ICE Benchmark Administration) to SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York). The purpose of the second amendment entered into in June 2023 was to repay and retire $175.0 million of outstanding borrowings under the Term Loan Facility with borrowings from the Revolving Facility (which was undrawn at the time of the second amendment), provide us with the option to extend the maturity of the Revolving Facility for an additional 18 months to May 12, 2026 from November 12, 2024 and to effect certain other modifications. On May 3, 2024, we entered into the third amendment, which resulted in a permanent $75.0 million reduction in the capacity of the Revolving Facility to $350.0 million from $425.0 million, while making a proportional reduction in the minimum value of the unencumbered asset pool required under the Credit Agreement to $500.0 million from $600.0 million and certain other modifications to financial covenants. On May 16, 2024, we exercised the option under the Credit Agreement to extend the maturity of the Revolving Facility to May 12, 2026. Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and the Company does not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance all or a portion of the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing its leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and, therefore, there can be no assurance the Company will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all.
The interest rate applicable to the loans under the Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, in the case of a SOFR loan, plus a SOFR adjustment of 0.10%, and in the case of a SOFR loan or a base rate loan, plus an applicable margin of 3.25% for SOFR loans and 2.25% for base rate loans. Loans under the Revolving Facility may be prepaid and reborrowed, and unused commitments under the Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
In December 2022, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, which effectively fixed the interest rate on $175.0 million of principal under the Revolving Facility at 3.92% until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into an interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of September 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.47%.
To the extent that amounts under the Revolving Facility remain unused, Orion OP is required to pay a quarterly commitment fee on the unused portion of the Revolving Facility in an amount equal to 0.25% of the unused portion of the Revolving Facility.
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

In addition, the Revolving Facility requires that Orion OP satisfy certain financial covenants. The following is a summary of financial covenants for the Company’s Revolving Facility and the Company’s compliance therewith as of September 30, 2025, as calculated per the terms of the Credit Agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

Revolving Facility Financial Covenants	Required	September 30, 2025
Ratio of total indebtedness to total asset value	≤ 60%	44.0%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	1.92x
Ratio of secured indebtedness to total asset value	≤ 40%	35.8%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60% (1)	14.5%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 2.00x	4.73x
Unencumbered asset value	≥ $500.0 million	$634.6 million
____________________________________
(1)If the ratio of unsecured debt to unencumbered asset value exceeds 35% as of the end of two consecutive fiscal quarters, Orion OP will be required, within 90 days and subject to cure rights, to grant the administrative agent a first priority lien on all the properties included in the pool of unencumbered assets (other than properties identified for disposition by us so long as such properties are sold within one year of such identification).
As of September 30, 2025, Orion OP was in compliance with these financial covenants.
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
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% and matures on February 11, 2027.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2025, the Company was in compliance with these financial covenants.
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
San Ramon Loan
On November 7, 2024, an indirect subsidiary of the Company (the “San Ramon Borrower”) obtained an $18.0 million fixed rate mortgage note (the “San Ramon Loan”) from RGA Americas Investments LLC (the “San Ramon Lender”) secured by the fee simple interest in the San Ramon, California property acquired in September 2024 (the “San Ramon Property”). The San Ramon Loan bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
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
Derivatives and Hedging Activities
During the year ended December 31, 2021, we entered into interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2021 and terminating on November 12, 2023, which were designated as cash flow hedges, in order to hedge interest rate volatility. During the year ended December 31, 2022, in connection with the transition of the benchmark rate for borrowings under the Credit Agreement from LIBOR to SOFR, we terminated the interest rate swap agreements that had been entered into during the year ended December 31, 2021, and entered into new interest rate swap agreements with an aggregate notional amount of $175.0 million, effective on December 1, 2022 and terminating on November 12, 2023, which were designated as cash flow hedges, to hedge interest rate volatility with respect to our borrowings under the Term Loan Facility. These swap agreements remained in effect for the $175.0 million of borrowings under the Revolving Facility used to pay down the Term Loan Facility until November 12, 2023. Upon the scheduled expiration of the interest rate swap agreements, we entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Revolving Facility. Under the agreements, the benchmark rate for the Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into an interest rate collar agreement to hedge against interest rate volatility on the Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility would float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of September 30, 2025, the weighted average effective interest rate of the Revolving Facility was 7.47%.
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the nine months ended September 30, 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
August 5, 2025	September 30, 2025	October 15, 2025	$0.02
On November 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2025, payable on January 15, 2026, to stockholders of record as of December 31, 2025.
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

Universal Shelf Registration Statement
On November 2, 2022, the Company filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC, which expires in November 2025. Pursuant to the Universal Shelf, the Company is able to offer and sell from time to time in multiple transactions, up to $750.0 million of the Company’s securities, including through “at the market” offering programs or firm commitment underwritten offerings. These securities may include shares of the Company’s common stock, shares of the Company’s preferred stock, depository shares representing interests in shares of the Company’s preferred stock, debt securities, warrants to purchase shares of the Company’s common stock or shares of the Company’s preferred stock and units consisting of two or more shares of common stock, shares of preferred stock, depository shares, debt securities and warrants.
We expect to file a new universal registration statement on Form S-3 prior to the expiration of the current registration statement.
ATM Program
In November 2022, the Company established, as part of its Universal Shelf, an “at the market” offering program for its common stock (the “ATM Program”). Pursuant to the ATM Program, the Company may from time to time offer and sell shares of its common stock, having an aggregate offering price of up to $100.0 million. Such offers or sales of shares of the Company’s common stock may be made in privately negotiated transactions, including block trades, brokers’ transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or through forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of the Company’s common stock on a forward basis. As of September 30, 2025, we had not sold any shares of common stock pursuant to the ATM Program and as part of the expiration and replacement of the Company’s Universal Shelf, the Company intends to terminate the ATM Program, although it may establish a new ATM Program at any time in the future.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the Company’s common stock, the Company’s liquidity and anticipated liquidity needs, financial performance and other conditions. Shares of common stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of common stock. The Company did not repurchase any shares under the Share Repurchase Program during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the approximate dollar value of shares that remain available for repurchase under the Share Repurchase Program was $45.0 million.

Cash Flow Analysis
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,		2025 vs 2024 Increase/(Decrease)
	2025	2024
Net cash provided by operating activities	$15,057	$41,761	$(26,704)
Net cash provided by (used in) investing activities	$8,204	$(42,955)	$51,159
Net cash used in financing activities	$(17,666)	$(4,400)	$13,266
Net cash provided by operating activities decreased $26.7 million during the nine months ended September 30, 2025, compared to the same period in 2024, driven in part by the tenant at our Hopewell, New Jersey property entering a scheduled one-year rent concession period in December 2024, resulting in a decrease in cash revenue receipts of $9.2 million during the nine months ended September 30, 2025, compared to the same period in 2024. The total abated rent for this one-year rent concession period is included in the reserves we have funded with the lender of the CMBS Loan and will be released to us over the rent concession period. The decrease in net cash provided by operating activities is also due to the decrease in revenues and increase in property operating expenses as a result of property dispositions and vacancies.
Net cash from investing activities increased $51.2 million during the nine months ended September 30, 2025, compared to the same period in 2024. Net cash provided by investing activities during the nine months ended September 30, 2025 includes proceeds from the sale of real estate assets of $44.0 million, payments received on the Arch Street Joint Venture member loan of $3.0 million and on the seller financing note receivable of $2.5 million, offset by cash paid for capital expenditures and leasing costs of $32.6 million and the funding of an additional member loan of $8.3 million to the Arch Street Joint Venture. Net cash used in investing activities during the nine months ended September 30, 2024 includes the acquisition of one real estate asset for $34.7 million, and cash paid for capital expenditures and leasing costs of $12.6 million, offset by proceeds from the sale of real estate assets of $2.1 million and payments received on seller financing notes receivable of $1.2 million and distributions received from the Arch Street Joint Venture.
Net cash used in financing activities increased $13.3 million during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to net repayments on the Revolving Facility of $9.0 million during the 2025 period, compared to net draws of $14.0 million during the 2024 period, offset by a decrease in distributions paid to stockholders of $8.9 million during the nine months ended September 30, 2025, compared to the same period in 2024 as a result of the change in cash dividend policy of $0.02 per share from $0.10 per share effective for the first quarter 2025, and payments of deferred financing costs of less than $0.1 million during the nine months ended September 30, 2025, compared to $1.4 million during the same period in 2024.
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

Interest Rate Risk
As of September 30, 2025, our debt included fixed-rate debt, with a fair value and carrying value of $363.8 million and $373.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $5.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $5.4 million.
As of September 30, 2025, our debt included variable-rate debt with a fair value and carrying value of $110.0 million. As a result, we are subject to the potential impact of rising interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2025 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.1 million annually.
As of September 30, 2025, the Company had interest rate collar agreements in place on a total notional amount of $75.0 million to hedge against interest rate volatility on the Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of September 30, 2025, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” and “Item 2. Properties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us. During the nine months ended September 30, 2025, the Company delivered possession of approximately 160,000 rentable square feet at the Buffalo, New York property to the tenant for purposes of the tenant performing certain tenant work prior to commencement of the lease term as defined by the lease agreement, and therefore, the Company began recognizing rental revenue at this property in accordance with U.S. GAAP. Including annualized base rent from this property, our annualized base rent from properties located in New York as a percentage of total portfolio annualized base rent was 9.6% as of September 30, 2025, compared to 5.1% as of December 31, 2024.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated in the Company’s subsequent Quarterly Reports on Form 10-Q previously filed during the year ending December 31, 2025, except as set forth below.
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
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our Revolving Facility. Our Revolving Facility under which we had $119.0 million borrowed as of December 31, 2024 is scheduled to mature on May 12, 2026. We are dependent upon the Revolving Facility, which is a fully recourse borrowing facility guaranteed in full by us, for liquidity to execute our business strategies. When preparing the consolidated financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued as set forth in Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern.” Substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q due to uncertainty with regard to our ability to extend or refinance the Revolving Facility. The Revolving Facility has no remaining extension options and we do not expect to generate sufficient cash from operations to repay the principal outstanding under the Revolving Facility on its scheduled maturity date. Management is evaluating strategies to extend or refinance the borrowings under the Revolving Facility and has had preliminary discussions with the administrative agent of the Revolving Facility to potentially amend the Credit Agreement to extend the maturity date and/or refinance all or a portion of the Revolving Facility with replacement debt. If an agreement is not reached with one or more of the lenders to extend and/or refinance the Revolving Facility, management’s plans include, but are not limited to, obtaining funding through alternative debt or equity instruments, disposing of properties and continuing our leasing efforts on existing properties. As of November 6, 2025, no such agreements have been reached and there can be no assurance we will be able to extend the Revolving Facility maturity date and/or refinance all or a portion of the Revolving Facility or obtain additional liquidity when needed or under acceptable terms, if at all. Because no agreements have been reached, such outcomes are not within the control of the Company; therefore, for accounting purposes, management is unable to conclude that such an outcome is probable. Accordingly, ASC 205-40 requires management to disclose that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.
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
Our $355.0 million CMBS Loan is scheduled to mature on February 11, 2027. Our CMBS Loan provides cross-collateralized financing for a total of 19 properties in our portfolio, and therefore the lender will have recourse to any and all of the assets that secure the debt in the event we default. We cannot provide assurance we will be able to extend, refinance or repay these debt obligations at maturity. Our ability to extend or refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. We may be required to make significant principal repayments to extend or refinance our debt obligations. Following the Arch Street Joint Venture’s exercise of the first extension option and satisfaction of the related conditions in

November 2024, the non-recourse mortgage notes associated with the Arch Street Joint Venture of $131.6 million as of December 31, 2024 are scheduled to mature on November 27, 2025, and the Arch Street Joint Venture has one remaining one-year option to extend the maturity until November 27, 2026. Our proportionate share of the mortgage notes was $25.9 million as of September 30, 2025. During September 2025, the Arch Street Joint Venture exercised the remaining option to extend the maturity date of the mortgage notes until November 27, 2026, and the lenders are working to confirm all extension conditions are met, including a maximum loan-to-value of 60% which may require the Arch Street Joint Venture to partially repay the mortgage notes to satisfy this condition. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the conditions to extend the maturity date of this debt obligation, including that our joint venture partner will be able to contribute its share of capital requirements to partially repay the mortgage notes if required to satisfy the loan-to-value condition, or otherwise extend or refinance this debt obligation prior to maturity. If the Arch Street Joint Venture is unable to extend or refinance the mortgage notes, our investment in the Arch Street Joint Venture could be materially adversely affected.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: November 6, 2025