Form 10-K
period 2025-12-31
Orion Properties Inc.
filed 2026-03-05
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-40873

Orion Properties Inc.
(Exact name of registrant as specified in its charter)
Maryland				87-1656425
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3200 E Camelback Road, Suite 100	Phoenix		AZ	85018
(Address of principal executive offices)				(Zip Code)
	(602)	698-1002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading Symbol(s):	Name of each exchange on which registered:
Common Stock	$0.001 par value per share	ONL	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s shares of common stock, $0.001 par value per share, held by non-affiliates of the registrant was $117.4 million based upon the shares outstanding and the last reported sale price of $2.13 per share on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
There were 56,436,054 shares of common stock of the registrant outstanding as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement within 120 days after its fiscal year end. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ORION PROPERTIES INC.
For the fiscal year ended December 31, 2025

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of increases in interest rates, including that our borrowing costs may increase and we may be unable to extend or refinance our debt obligations on favorable terms and in a timely manner, or at all;
•the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes, capital expenditures and repair and maintenance costs, may rise;
•conditions associated with the global market, including an oversupply of office space, tenant credit risk and general economic conditions and geopolitical conditions;
•our strategic review process will be costly and time-consuming and may not result in a transaction, and any transaction that occurs may not increase stockholder value;
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
•our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms and in a timely manner, or at all, or that the lenders will not seek to enforce their remedies due to the existing payment default under the Arch Street Joint Venture mortgage notes;
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Arch Street Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that our joint venture partner may not be able to contribute its share of capital requirements and we may be unable to recover our investment in the Arch Street Joint Venture;
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
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of December 31, 2025, multiplied by 12, including the Company’s proportionate share of such amounts related to the Arch Street Joint Venture, the Company’s unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). Annualized base rent is not indicative of future performance.
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

PART I
Item 1. Business.
Overview
Orion Properties Inc. is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. As part of our investment strategy, we intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets with specialized uses that include an office component.
The Company was initially formed as a wholly owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to Realty Income’s stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, we became an independent and publicly traded company, and our common stock, par value $0.001, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
Cooperation Agreement and Strategic Review Process
On January 26, 2026, we entered into a cooperation agreement (the “Cooperation Agreement”) with one of our stockholders, The Kawa Fund Limited and its affiliate, Kawa Capital Management, Inc. (collectively, “Kawa”).
Also on January 26, 2026, pursuant to the Cooperation Agreement, we commenced a review of strategic options for the Company, which review may include, without limitation, the consideration of potential acquisition and merger targets, the potential sale of the Company and continuing to operate as an independent publicly traded entity. The Cooperation Agreement does not obligate the Company to pursue or consummate any such transaction or require our Board of Directors to take any action that it determines in good faith is inconsistent with its duties under applicable law.
The Cooperation Agreement contains customary standstill and non-disparagement provisions and will terminate on September 1, 2026. Pursuant to the Cooperation Agreement, Kawa withdrew its notice of intent to nominate director candidates for election to our Board of Directors at our 2026 annual meeting of stockholders, and Kawa must cause all shares of common stock pursuant to which it has the sole or shared power to direct the voting to be present for quorum purposes at our 2026 annual meeting of stockholders and to refrain from “withholding” or voting “against” the directors nominated by our Board of Directors for election at such annual meeting.
Real Estate Portfolio
As of December 31, 2025, we owned and operated 58 operating properties with an aggregate of 6.5 million leasable square feet located in 26 states with an occupancy rate of 78.1% and a weighted average remaining lease term of 5.6 years. As of December 31, 2025, we had eight properties designated as non-operating properties. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of December 31, 2025, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted average remaining lease term of 6.3 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 6.7 million leasable square feet with an occupancy rate of 78.7%, or 78.2% adjusted for one consolidated operating property and our proportionate share of the square footage of one Arch Street Joint Venture operating property that are currently under agreements to be sold, and a weighted average remaining lease term of 5.7 years as of December 31, 2025.
As of December 31, 2025, two tenants accounted for 10% or more of our annualized base rent: the General Services Administration at 17.8% and Merrill Lynch at 10.0%. As of December 31, 2025, we had a total of 15 leases with the General

Services Administration with a weighted average remaining lease term of 4.0 years and one lease with Merrill Lynch with a weighted average remaining lease term of 9.9 years.
As of December 31, 2025, properties located in the following states accounted for 10% or more of our annualized base rent:

Geographic Concentration	% of Total Annualized Base Rent
Texas	18.9%
New Jersey	13.4%
New York	10.0%
As of December 31, 2025, tenants in the following industries accounted for 10% or more of our annualized base rent:

Tenant Industry Concentration	% of Total Annualized Base Rent
Government & Public Services	18.3%
Health Care Equipment & Services	13.7%
Capital Goods	10.8%
Financial Institutions	10.0%
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
Capital Recycling. We intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. Proceeds from the sale of real estate assets are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes. As part of our capital recycling efforts, we are seeking opportunities to invest in properties featuring, among other uses, government, medical, laboratory and research and development, and flex operations. Our experience is that these properties have greater tenant utilization and higher renewal probability, given their generally specialized uses and general inability for the tenant’s employees to conduct business at these sites on a remote or hybrid basis. As of December 31, 2025, approximately 35.8% of our annualized base rent was derived from properties we deemed dedicated use assets. We will continue to invest in the properties we own today when we believe those properties will produce attractive risk-adjusted yields on our investment plus any incremental capital we must invest and we will consider adding traditional office properties to the portfolio when we expect those properties to produce attractive, risk adjusted yields during our hold period through disposition but we intend to increase our focus on and exposure to dedicated use assets.
Preferred Market Features. We primarily own commercial real properties located in suburban markets and seek to capitalize on de-urbanization trends amplified by the migration of millennials to the suburbs in the post-COVID environment. We possess a geographical preference for Sun Belt markets, which we believe will continue to benefit from an increasing number of corporate relocations from urban coastal markets to inland secondary markets, as companies and employees alike seek a lower cost of living, business-friendly tax and regulatory environments, less density, and better weather. Additionally, we believe there are a variety of markets outside the Sun Belt which possess similar attractive characteristics and will benefit from similar trends. We will look to opportunistically emphasize both Sun Belt and other similar high-quality markets to the extent we are able to grow our portfolio.
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
Real Estate Attributes. Our portfolio includes regional and corporate headquarters office locations and other properties that are well-located with easy access to commuting routes and on-site amenities that enhance the tenant’s propensity to renew. As part of our asset management efforts, we expect to increase the quality and desirability of our portfolio by continuing to make select capital investments in our properties to add tenant amenities (e.g., cafe, lounge, gym, conference center) or other building features intended to augment the asset’s attractiveness to its marketplace of commercial users and/or the incumbent occupant.
External Growth. We intend to grow our portfolio by acquiring properties that fit the characteristics defined in our investment evaluation framework, including dedicated use assets that have an office component, through multiple sourcing channels, while leveraging our management team’s extensive relationship network and decades of experience transacting in the single-tenant net lease market. We intend to pursue both individual assets as well as portfolio opportunities sourced from a wide range of marketed and off-market transactions. As described in more detail in the section in this report entitled “Risk Factors”, our acquisition strategy is subject to risks, including that we may not be in a position or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected.
Financing
We use debt as a means of providing additional funds for asset management and other general corporate purposes. We believe we have used and expect to continue to use leverage prudently, assessing the appropriateness of new equity or debt capital based on market conditions, including reasonable assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. If our Board of Directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of any of these methods. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by us.
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
As of December 31, 2025, we had $465.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate securitized mortgage loan collateralized by 19 properties (the “CMBS Loan”), $92.0 million borrowed under our $350.0 million senior revolving credit facility (the “Original Revolving Facility”) which was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”), and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). Additionally, our proportionate share of the non-recourse mortgage notes associated with the Arch Street Joint Venture was $25.8 million as of December 31, 2025 (the “Arch Street Joint Venture Mortgage Debt”). See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources” for additional information about our debt obligations, including the New Revolving Facility, a recent amendment entered into with respect to the CMBS Loan and the Arch Street Joint Venture Mortgage Debt.
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
Human Capital
As of December 31, 2025, we had 37 employees. We value our employees and their individual and collective contributions to Orion in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our corporate culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
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
•Our strategic review process will be costly and time-consuming and may not result in our identification or completion of a strategic transaction, which could have an adverse effect on our stock price and our business.
•Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have reduced the demand for office space at our properties and may continue to do so.
•Leases representing approximately 10.2% of our annualized base rent are scheduled to expire in 2026, and we could experience difficulties or delays renewing leases or re-leasing vacant space, which will increase our costs to operate and maintain such properties without receiving income.
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
•We have made equity and member loan investments in the Arch Street Joint Venture which may not be recoverable.
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
•We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt, or that the lenders will not seek to enforce their remedies due to the existing payment default under the Arch Street Joint Venture mortgage notes.
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
Weak economic conditions generally, sustained uncertainty about global economic conditions, a tightening of credit markets, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and may result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, these factors and conditions have had and may continue to have an impact on our lenders or tenants, which could cause them to reduce their business with us or fail to meet their obligations to us. We are subject to the risk of increases in interest rates, including that our borrowing costs may increase and we may be unable to extend or refinance our debt obligations on favorable terms or at all. We are also subject to the risk of inflation, including that our operating costs, such as insurance premiums, utilities, real estate taxes and capital expenditures and repair and maintenance costs, may rise. We also may be unable to offset any increases in our borrowing costs or operating costs by increases in our rental revenues which are generally fixed. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to lease our properties and increase or maintain rental rates or the profitability of our properties may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.
Our strategic review process will be costly and time-consuming and may not result in our identification or completion of a strategic transaction, which could have an adverse effect on our stock price and our business.
In January 2026, in connection with our entry into a cooperation agreement with a stockholder, we announced a formal strategic review process. The strategic review process may be costly and time-consuming, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. Any such expenses could affect the value to our stockholders in connection with any transaction or, in the absence of such a transaction, will decrease the remaining cash available for use in our business. The attention of management and our Board of Directors could also be diverted from our core business operations as a result of this strategic review process.
No decision has been made at this time by our Board of Directors as to whether to engage in any particular transaction. Any decision by our Board of Directors will depend on numerous factors, which may include our projected financial performance, the interest of potential partners or acquirers in a potential strategic transaction, the value potential partners or acquirers attribute to our business, the likelihood that any such transaction could be successfully completed, potential synergies that could be achieved from any strategic transaction, available alternative options, market conditions and industry trends. There can be no assurance that our Board of Directors will identify an acceptable strategic partner or acquirer or authorize the pursuit of any strategic alternative. Moreover, there can be no assurance as to the terms or the timing of any potential transaction, or whether any transaction may ultimately occur. Any potential transaction would depend on a number of factors, many of which may be beyond our control. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits. Our inability to identify and complete an acceptable strategic transaction or any decision by our Board of Directors to cease the strategic review process could result in increased volatility of our stock and have an adverse effect on our business.
Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have reduced the demand for office space at our properties and may continue to do so.
Changes in workplace practices and office space utilization, including remote and hybrid work arrangements, have negatively impacted our company and these factors may continue and worsen. For example, the increased acceptance of and familiarity with remote and hybrid work practices has resulted in decreased demand for and utilization of office space. These trends have impacted our leasing efforts as certain of our tenants have elected to not renew their leases, or to renew them for less space than they were occupying, resulting in increases in vacancy rates at our properties and decreases in rental income. Remote and hybrid work practices may continue to persist, which may cause the trends impacting our leasing efforts to continue or even accelerate. Tenants’ evolving preferences regarding office space configuration may impact their space requirements and also has required and may continue to require us to spend increased amounts for tenant improvements. If a tenant wants to reduce its leasing footprint or substantial office space reconfiguration is required, such tenant may explore other office space and find it more advantageous to relocate than to renew its lease and downsize or renovate the existing space. Less successful leasing efforts, lower rents and increased leasing costs have caused our business, operating results, financial condition and prospects to be materially adversely impacted, and may continue to do so.
Leases representing approximately 10.2% of our annualized base rent are scheduled to expire in 2026 and we could experience difficulties or delays renewing leases or re-leasing vacant space, which will increase our costs to operate and maintain such properties without receiving income.
We derive nearly all of our net income from rent received from our tenants, and our profitability is significantly dependent upon our ability to minimize vacancies in our properties and ensure our tenants timely pay rent at an attractive rate. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If lease defaults occur, we may experience delays in enforcing our rights as landlord. Leases representing approximately 10.2% of our annualized base rent are scheduled to expire in 2026, and as of December 31, 2025, our portfolio, including our proportionate share of properties owned by the Arch Street Joint Venture, had a weighted average lease term of 5.7 years, and had five vacant operating properties, with an aggregate 0.5 million square feet, including four operating properties, with an aggregate of 0.4 million square feet, that have remained vacant for over one year. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will experience a loss in the associated rental revenue and will incur property operating costs that will no longer be reimbursed by the vacating tenant. When tenant leases expire, we confirm the condition of the premises and will seek to enforce the performance of any outstanding tenant obligations, such as repair and maintenance and lease surrender obligations. These efforts can lead to disputes with the tenants, and we cannot provide any assurance we will be successful in enforcing the tenant’s obligations. Accordingly, we may incur enforcement and property operating and capital costs in connection with expired leases that may not be recoverable. Tenant lease expirations, delays in re-leasing vacant space and tenant defaults could have a material adverse effect on our financial condition, results of operations and ability to pay dividends to stockholders.
Most of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to stockholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
Most of our rental revenue is from our properties leased to single tenants. The value of our single tenant properties is materially dependent on the performance of those tenants under their respective leases. Our tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our stockholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our stockholders.
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
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. Persistent remote and hybrid work practices have also reduced space utilization at many of our government properties. These factors have reduced the demand for government leased space, may continue to do so and may make it more likely the United States Government terminates the applicable lease at expiration. As of December 31, 2025, approximately 72,000 of our occupied square feet leased to the GSA were within periods during which the tenant has the right to terminate their space without a termination fee, or “non-firm terms.” Efforts to manage space utilization rates and reduce government spending may result in the government tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Compared to our historical experience with government tenants, the current government tenants’ leasing decisions and strategies may be less predictable.
We have made equity and member loan investments in the Arch Street Joint Venture which may not be recoverable.
We are invested in the Arch Street Joint Venture where we own a 20% minority, non-controlling interest and our partner owns the remaining 80% interest. As of December 31, 2025, the carrying value of our equity investment in the Arch Street Joint Venture before the impairment loss described below was $10.8 million and we had member loans outstanding to the Arch Street Joint Venture in the principal amount of $6.6 million. These member loans were made to fund certain capital requirements of the joint venture when our partner in the Arch Street Joint Venture did not have access to sufficient liquidity to contribute its share of capital call obligations, including with respect to a principal paydown the Arch Street Joint Venture was required to make during November 2024 to extend the maturity date of the non-recourse mortgage notes and leasing costs the Arch Street Joint Venture was required to fund in February 2025 to extend the lease at one of the joint venture properties. Our partner in the Arch Street Joint Venture may continue to be unable to contribute its share of capital requirements of the Arch Street Joint Venture.
Our member loan to the Arch Street Joint Venture is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture Mortgage Debt, and interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street Joint Venture Mortgage Debt and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties. Due to the capital constraints of our joint venture partner, the Arch Street Joint Venture has been unable to make an approximately $16.0 million principal prepayment on the Arch Street Joint Venture Mortgage Debt to satisfy the 60% loan-to-value condition to extend the maturity date until November 27, 2026. The Arch Street Joint Venture Mortgage Debt was temporarily extended until February 26, 2026 and the joint venture remains in discussions with the lenders about next steps which may include an additional short-term extension and restructuring of the debt. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the loan-to-value condition or otherwise extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the existing payment default. Because of the subordinate position of our investment in the Arch Street Joint Venture, our investment, including our member loan, may not be recoverable. Due to the uncertainties with regard to recovery of our Arch Street Joint Venture investments, we recorded an other-than-temporary impairment loss on our investment in the Arch Street Joint Venture, thereby reducing the carrying value of our investment to zero, and recorded a loan loss reserve of $5.9 million against our $6.6 million member loan to the Arch Street Joint Venture during the year ended December 31, 2025. Beginning in 2026, we will record management fees from the Arch Street Joint Venture and interest income on the member loan on a cash basis rather than accrual basis.
The Arch Street Joint Venture and any other joint venture investments we make could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
We are invested in the Arch Street Joint Venture and have co-invested and may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire non-controlling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity. Our ability to determine the strategy with respect to properties we own through the Arch Street Joint Venture is materially limited compared to acquisitions we make directly, including with respect to leasing, disposition, financing and liquidation decisions (including if such actions are necessary to maintain compliance with our debt commitments).

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
As part of our investment strategy, we intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. We believe that by doing so we will increase that value of our portfolio, as it is our experience that dedicated use assets have greater tenant utilization and higher renewal probability. As of December 31, 2025, our portfolio was comprised of 70.1% and 64.2% traditional office properties, calculated based on rentable square feet and annualized base rent, respectively. In order to increase the percentage of dedicated use assets in our portfolio, we intend to acquire additional dedicated use assets and dispose of traditional office properties. Our ability to acquire new properties and dispose of existing properties in our portfolio is dependent upon competitive and market conditions, which may not be favorable to us at any given time, as well as other factors outside of our control. We may not be successful in executing our strategy of shifting our portfolio concentration over time towards more dedicated use assets, and whether or not we are successful in executing such strategy, we may not achieve our objective of increasing the value of our portfolio.
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
•changes in supply of or demand for properties in our market or sub-markets;
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
•inability of tenants to pay rent;
•competition from the development of new space in our market or sub-markets and the quality of competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record; and
•civil unrest, rumors or threats of war, terrorism, adverse political conditions, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.
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
We compete with a number of other owners and operators of competitive properties to renew leases with our existing tenants and to attract new tenants. If our properties are not as attractive to existing or new tenants as properties owned by our competitors due to the age of the buildings, physical condition, lack of amenities or other similar factors, we could lose tenants, it could take longer to re-lease our properties and we could suffer lower rental rates. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition may require us to give rent concessions or provide tenant improvements to a greater extent than we otherwise would have.
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
Certain of our leases permit our tenants to terminate their leases as to all or a portion of their leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. As of December 31, 2025, 12.3% of our occupied square footage was subject to early termination provisions. There were no tenant-exercised early lease termination options during the year ended December 31, 2025. During the year ended December 31, 2024, one tenant exercised an early termination option which resulted in the partial termination of approximately 30,000 square feet under an approximately 127,000 square foot lease effective in May 2025. We and the tenant agreed on an early termination of the remaining 97,000 square feet leased to this tenant as part of a simultaneous sale of the property in October 2025. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third-party tenants. If our tenants elect to terminate their leases early, it may have a material adverse effect on our business, financial condition and results of operations.
We have a significant amount of indebtedness and may need to incur more in the future.
As of December 31, 2025, we had approximately $465.0 million of total outstanding consolidated indebtedness. In addition, in connection with executing our business strategies going forward, we expect to invest in our current portfolio and, as market conditions permit, intend to acquire additional properties and make strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:
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
Our ability to arrange additional financing will depend on, among other factors, the lender’s view of the quality of our portfolio, including tenant credit quality and weighted average lease term, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, such financing could further raise our borrowing costs and adversely impact our ability to satisfy our obligations under our indebtedness, which may have a material adverse effect on our business, financial condition and results of operations.

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
We have existing debt and refinancing risks that could have a material adverse effect on our business, financial condition and results of operations, including the risk that we will be unable to extend or refinance some or all of our debt, or that the lenders will not seek to enforce their remedies due to the existing payment default under the Arch Street Joint Venture mortgage notes.
We have both fixed and variable rate indebtedness and may incur additional indebtedness in the future, including borrowings under our New Revolving Facility. As described in more detail in the section in this report entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Credit Agreements”, in February 2026, we entered into a credit agreement for the New Revolving Facility and the Original Revolving Facility was terminated and the indebtedness thereunder discharged and paid in full with borrowings under the New Revolving Facility. Our New Revolving Facility is scheduled to mature in February 2028 and we have options to extend such maturity date until February 2029 if we satisfy certain conditions. Additionally, as described in more detail in the section of this report entitled Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - CMBS Loan”, our CMBS loan is now scheduled to mature in February 2029 and we have options to further extend such maturity date an additional 18 months until August 2030 if we satisfy certain conditions. We are dependent upon the New Revolving Facility, which is a fully recourse borrowing facility secured by our ownership interest in 28 of our properties and related collateral and guaranteed in full by us, for liquidity to execute our business strategies, and our CMBS Loan provides cross-collateralized financing for a total of 19 properties in our portfolio, and therefore the lender will have recourse to any and all of the assets that secure the debt in the event we default. We cannot provide assurance we will be able to extend, refinance or repay these debt obligations at maturity. Our ability to extend or refinance debt will be affected by our financial condition and various other factors existing at the relevant time, including factors beyond our control, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions and the equity in and value of the related collateral. We may be required to make significant principal repayments to extend or refinance our debt obligations.
The non-recourse mortgage notes associated with the Arch Street Joint Venture were scheduled to mature on November 27, 2025, subject to one remaining one-year borrower option to extend the maturity until November 27, 2026. The Arch Street Joint Venture exercised the extension option during September 2025. However, in order to extend the debt, the Arch Street Joint Venture is required to make an approximately $16.0 million prepayment of loan principal outstanding to satisfy the 60% loan-to-value extension condition. Due to capital constraints of our joint venture partner, the joint venture has been unable to make this prepayment. The loan was temporarily extended until February 26, 2026 and the joint venture remains in discussions with the lenders about next steps which may include an additional short-term extension and restructuring of the debt with a lender excess cash flow sweep and the requirement to sell one or more properties and utilize the net proceeds to prepay principal outstanding under the debt. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the loan-to-value condition or otherwise extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the existing payment default. Due to the uncertainties with regard to recovery of our Arch Street Joint Venture investments, we recorded an other-than-temporary impairment loss on our investment in the Arch Street Joint Venture thereby reducing the carrying value of our investment to zero, and recorded a loan loss reserve of $5.9 million against our $6.6 million member loan to the Arch Street Joint Venture during the year ended December 31, 2025. Beginning in 2026, we will record management fees from the Arch Street Joint Venture and interest income on the member loan on a cash basis rather than accrual basis.
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
We have incurred debt pursuant to the New Revolving Facility and the CMBS Loan. The credit agreement governing the New Revolving Facility and the CMBS Loan each contain various financial and other covenants, including, with respect to the Revolving Facility, various financial covenants and other covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales, and the payment of certain dividends and share repurchases. The financial covenants under the New Revolving Facility are discussed in the section in this report entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Credit Agreements – Revolving Facility Covenants”. In addition, pursuant to the February 2026 Loan Modification Agreement described herein, the CMBS Loan contains a cash sweep arrangement, whereby each month until maturity, the lender will sweep all monthly excess cash flows from the 19 properties, after payment of interest and property operating expenses. During the initial extension period, the lender will apply one-half of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the other half to fund the all-purpose reserve.
The financial and other covenants under our existing indebtedness, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to pursue business initiatives, effect certain transactions or make other changes to our business that may otherwise be beneficial to us, which could adversely affect our business, financial condition and results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, any related indebtedness, which would result in material adverse consequences to our financial condition. The New Revolving Facility contains cross-default provisions that give the lenders the right to declare a default if we are in default resulting in (or permitting the) acceleration of other debt under other loans in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We depend on external sources of capital that are outside of our control, which may affect our ability to achieve our business strategies.
We will be required to make significant capital investments in our existing portfolio, including tenant improvement allowances to attract and retain tenants, as well as normal building improvements to replace obsolete building components. As market conditions permit, we intend to acquire new properties which will similarly require us to make capital investments. We do not expect our cash flows from operations alone to be sufficient to fund our future capital investments and, therefore, we will be dependent upon our ability to access third-party sources of capital, including the New Revolving Facility and other sources of debt and equity capital. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s view of the quality of our assets, the market’s perception of our growth potential, our current debt levels and our current and expected future earnings. There can be no assurance that we will be able to obtain the capital necessary to fund the investments we will be required to make in our existing portfolio or to acquire new properties on terms favorable to us or at all. If we are unable to obtain a sufficient level of third-party financing to fund our capital needs, our ability to achieve our business strategies will be materially adversely affected.
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

Real estate taxes may increase without notice.
The real estate taxes on our properties may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While the majority of our leases are under a net lease structure, some or all of such real estate taxes may not be collectible from our tenants, and for our vacant properties, we are unable to recover real estate taxes from any former tenants. In such event, our financial condition, results of operations, cash flows, trading price of our common stock and our ability to satisfy our principal and interest obligations and to pay dividends to our stockholders could be adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.
Real estate property investments are illiquid. We may not be able to dispose of properties when desired or on favorable terms.
Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any property that we determine to sell. Our ability to successfully execute on our asset disposition and capital recycling sale program is dependent on market conditions, and such conditions have been and may continue to be unfavorable for commercial real estate generally and office assets in particular, as well as for buyer financing of these assets. We may incur costs on unsuccessful dispositions that we will not be able to recover. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted if the new owner is required to make capital improvements and to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all. As part of our asset disposition activities, we have sought and may continue to seek to sell properties to buyers who intend to re-develop the subject property. While these sale transactions can result in higher sale valuations, they also may require us as seller to bear a portion of the buyer’s redevelopment risk through longer due diligence periods during which we remain responsible for carrying costs of the property and the buyer may terminate the transaction. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our business, financial condition and results of operations.
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
In addition, as a current or former owner or operator of real property, we may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under or emanating from such property, including investigation and cleanup costs, natural resource damages, third-party liability for cleanup costs, personal injury or property damage and costs or losses arising from property use restrictions. In particular, some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, adjacent to or near sites upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that have released or may have released petroleum products or other hazardous or toxic substances. Cleanup liabilities are often imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. The presence of hazardous substances also may result in use restrictions on impacted properties or result in liens on contaminated sites in favor of the government for damages it incurs to address contamination. We also may be liable for the costs of removal or remediation of hazardous substances or waste disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facilities. Moreover, buildings and other improvements on our properties may contain asbestos-containing material or other hazardous building materials or could have indoor air quality concerns (e.g., from airborne contaminants such as mold), which may subject us to costs, damages and other liabilities including abatement cleanup, personal injury, and property damage liabilities. The foregoing could adversely affect occupancy and our ability to lease, sell or borrow against any affected property and could require us to make significant unanticipated expenditures that may have a material adverse effect on our business, financial condition and results of operations.

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
The New Revolving Facility may limit our ability to pay dividends on our common stock, including repurchasing shares of our common stock.
Under the credit agreement governing the New Revolving Facility, our dividends may not exceed the greater of (1) 100% of our adjusted funds available for distribution (as defined in the credit agreement), and (2) the amount required for us to maintain our qualification as a REIT. Any inability to pay dividends may negatively impact our REIT status or could cause stockholders to sell shares of our common stock, which may have a material adverse effect on our business, financial condition and results of operations.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for tax years beginning before January 1, 2026) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the taxable REIT subsidiary rules limit the deductibility of amounts paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
Taxable REIT subsidiaries that we own or may form will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In certain circumstances, the ability of our taxable REIT subsidiaries to deduct interest expenses for U.S. federal income tax purposes may be limited. While we plan to monitor the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation or avoid the application of the 100% excise tax discussed above in all market conditions.
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
The Risk Committee is comprised of members of our senior management, who have managed and overseen cybersecurity risk at numerous public companies. Our Vice President and Head of IT leads our operational oversight of cybersecurity and IT strategy, policy, standards and processes. He has served in this role since our inception in November 2021 and has more than 18 years of experience overseeing cybersecurity strategy, cybersecurity and technology risk management, engineering of security technology, overseeing managed security service providers and IT governance at other publicly traded companies and holds industry-standard certifications with respect to cybersecurity risk management.
Company management, including members of the Risk Committee, provides regular updates to the Board of Directors regarding material matters with respect to the Company, including cyber matters. These updates include quarterly updates to the board with respect to material cyber events and a semi-annual cybersecurity program review covering topics such as cybersecurity strategy, assessment, risks, notable events and governance. We also conduct an annual enterprise risk assessment through which we identify and assess material risks to the Company, including both cyber and non-cyber risks. This assessment is reviewed and discussed with the Board of Directors.
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
We utilize an independent external firm that provides services to detect cybersecurity risks and makes recommendations to us regarding ways the Company can better protect itself from threats and improve internal processes based on cyber threats and risks that are impacting other companies. Additionally, as part of our processes for assessing, identifying and managing risks from cybersecurity threats, we intend to periodically conduct maturity and other external cybersecurity assessments to evaluate our cybersecurity maturity and enhance our cybersecurity capabilities. Our internal auditors also perform annual inquiries and risk assessments into cybersecurity practices and potential incidents.
We have processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. Such processes include evaluating service providers to ensure key cybersecurity risks have appropriate mitigations. We also monitor for threats impacting key service providers and assess identified threats for potential impacts to services, data, and systems.

Item 2. Properties.
The Company leases its corporate office space, including its corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2025, the Company owned 58 operating properties with an aggregate of 6.5 million leasable square feet located in 26 states with an occupancy rate of 78.1% and a weighted average remaining lease term of 5.6 years. As of December 31, 2025, the Company had eight properties designated as non-operating properties. Including the Company’s proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, it owned an aggregate of 6.7 million leasable square feet, with an occupancy rate of 78.7%, or 78.2% adjusted for one consolidated operating property and its proportionate share of the square footage of one Arch Street Joint Venture operating property that are currently under agreements to be sold, and a weighted average remaining lease term of 5.7 years as of December 31, 2025. See Schedule III – Real Estate and Accumulated Depreciation for more information about the Company’s properties and see Note 6 – Debt, Net for more information about mortgages and other indebtedness related to the Company’s properties.
Tenant Industry Diversification
The following table sets forth certain information regarding the tenant industry concentrations in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2025 (dollars and square feet in thousands):

Industry	Number of Leases (1)	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Government & Public Services	17	768	11.4%	$20,381	18.3%
Health Care Equipment & Services	10	748	11.1%	15,233	13.7%
Capital Goods	9	714	10.6%	12,015	10.8%
Financial Institutions	1	482	7.2%	11,136	10.0%
Software & Services	4	422	6.3%	9,986	9.0%
Materials	5	463	6.9%	8,581	7.7%
Telecommunication Services	4	419	6.2%	7,511	6.7%
Commercial & Professional Services	10	281	4.2%	5,613	5.0%
Consumer Durables & Apparel	1	145	2.2%	4,562	4.1%
Transportation	4	279	4.1%	4,457	4.0%
Top Ten Tenant Industries	65	4,721	70.2%	99,475	89.3%
Remaining Tenant Industries:
Media & Entertainment	2	264	3.9%	3,902	3.5%
Insurance	1	116	1.7%	3,762	3.4%
Retailing	3	157	2.3%	3,526	3.2%
Utilities	1	26	0.4%	394	0.4%
Restaurant	4	15	0.2%	172	0.2%
Real Estate	1	2	—%	49	—%
Total	77	5,301	78.7%	$111,280	100.0%
____________________________________
(1)The Company has certain operating properties that are subject to multiple leases.

Geographic Diversification
The following table sets forth certain information regarding the geographic concentrations (by state) in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2025 (dollars and square feet in thousands):

Location	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Texas	15	1,351	20.1%	$21,083	18.9%
New Jersey	3	714	10.6%	14,927	13.4%
New York	6	766	11.4%	11,102	10.0%
Kentucky	2	458	6.8%	10,538	9.5%
Colorado	3	392	5.8%	6,679	6.0%
California	3	214	3.2%	5,990	5.4%
Maryland	2	236	3.5%	4,870	4.4%
Virginia	2	240	3.6%	4,726	4.2%
Georgia	3	284	4.2%	4,704	4.2%
Tennessee	4	240	3.6%	4,623	4.2%
Top Ten States	43	4,895	72.8%	89,242	80.2%
Remaining States:
Missouri	2	207	3.1%	3,033	2.7%
Ohio	2	169	2.5%	2,497	2.2%
Wisconsin	1	155	2.3%	2,416	2.2%
Rhode Island	1	136	2.0%	2,209	2.0%
Iowa	2	92	1.4%	2,046	1.8%
West Virginia	1	63	0.9%	1,463	1.3%
Pennsylvania	1	45	0.7%	1,375	1.2%
Oregon	1	69	1.0%	1,188	1.1%
Kansas	1	90	1.3%	1,107	1.0%
Nebraska	1	150	2.2%	913	0.8%
Illinois	1	33	0.5%	844	0.8%
Massachusetts	1	50	0.7%	757	0.7%
Idaho	1	35	0.5%	741	0.7%
Indiana	1	83	1.2%	592	0.5%
Minnesota	1	39	0.6%	505	0.5%
Florida	1	6	0.1%	247	0.2%
Oklahoma	1	330	4.9%	105	0.1%
Arizona	1	90	1.3%	—	—%
Total	64	6,737	100.0%	$111,280	100.0%

Tenant Diversification
The following table sets forth certain information regarding tenants comprising over one percent of annualized base rent in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2025 (dollars and square feet in thousands):

Tenant	Number of Leases	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
General Services Administration	15	724	10.7%	$19,821	17.8%
Merrill Lynch	1	482	7.2%	11,136	10.0%
Ingram Micro	2	330	4.9%	7,860	7.1%
Cigna/Express Scripts	2	275	4.1%	4,866	4.4%
Sekisui House U.S.	1	145	2.2%	4,562	4.1%
T-Mobile	3	216	3.2%	4,128	3.7%
Charter Communications	2	264	3.9%	3,902	3.5%
Banner Life Insurance	1	116	1.7%	3,762	3.4%
Encompass Health	1	65	1.0%	3,646	3.3%
Collins Aerospace	1	207	3.1%	3,513	3.2%
Top Ten Tenants	29	2,824	42.0%	67,196	60.5%
Remaining Tenants:
Home Depot/HD Supply	2	153	2.3%	3,448	3.1%
AT&T	1	203	3.0%	3,383	3.0%
Linde	1	175	2.6%	2,886	2.6%
Maximus	2	168	2.5%	2,673	2.4%
Valent U.S.A.	1	97	1.4%	2,510	2.3%
Brown University Health	1	136	2.0%	2,209	2.0%
GE Vernova	1	152	2.3%	2,117	1.9%
NetJets	1	140	2.1%	2,040	1.8%
Elementis	1	66	1.0%	1,980	1.8%
Day Pitney	1	56	0.8%	1,811	1.6%
FedEx	1	90	1.3%	1,623	1.5%
AGCO	1	126	1.9%	1,606	1.4%
Intermec	1	81	1.2%	1,545	1.4%
Becton Dickinson	1	73	1.1%	1,425	1.3%
Ifm Efector	1	45	0.7%	1,375	1.2%
Peraton	1	33	0.5%	1,213	1.1%
Ineos Pigments	1	120	1.8%	1,108	1.0%
Change Healthcare Operations	1	55	0.8%	1,097	1.0%
Total	49	4,793	71.3%	$103,245	92.9%

Lease Expirations
The following table sets forth certain information regarding scheduled lease expirations in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2025 (dollars and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Occupied Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
2026	11	519	7.7%	$11,390	10.2%
2027	11	891	13.2%	14,106	12.7%
2028	13	1,112	16.5%	25,560	23.0%
2029	6	401	6.0%	6,362	5.7%
2030	7	241	3.6%	7,803	7.0%
2031	2	18	0.3%	570	0.5%
2032	3	174	2.6%	2,621	2.3%
2033	3	211	3.1%	3,901	3.5%
2034	5	242	3.6%	3,760	3.4%
2035	4	640	9.5%	14,422	13.0%
Thereafter	12	852	12.6%	20,785	18.7%
Total	77	5,301	78.7%	$111,280	100.0%
____________________________________
(1)The Company has certain operating properties that are subject to multiple leases.
Operating Property Type
The following table sets forth certain information regarding property types in our operating property portfolio, including our proportionate share of square feet and annualized base rent from properties owned by the Arch Street Joint Venture, as of December 31, 2025 (dollars and square feet in thousands):

Property Type	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent	% of Total Annualized Base Rent
Traditional Office	36	4,724	70.1%	71,507	64.2%
Governmental	17	938	13.9%	21,346	19.2%
Flex/Industrial	5	652	9.7%	8,437	7.6%
Flex/Laboratory and R&D	4	268	4.0%	6,344	5.7%
Medical Office	2	155	2.3%	3,646	3.3%
Total	64	6,737	100.0%	111,280	100.0%
Item 3. Legal Proceedings.
As of December 31, 2025, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock trades on the NYSE under the trading symbol “ONL”. The Company’s common stock began trading on the NYSE on November 15, 2021.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts All Equity Office REITs Index (“FTSE Nareit All Equity Office REITs Index”) for the period commencing November 15, 2021 and ending December 31, 2025. The graph assumes an investment of $100 on November 15, 2021.
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
Distributions
Our future distributions may vary and will be determined by the Company’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. The Company’s Board of Directors declared and paid a quarterly cash dividend of $0.02 per share for each of the four quarters of 2025 (record dates March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025). On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
As of February 27, 2026, the Company had approximately 8,363 stockholders of record of its common stock.
Recent Sales of Unregistered Securities
None.

Issuer Repurchases of Equity Securities
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). The Company did not purchase any shares under the Share Repurchase Program during the three months ended December 31, 2025, and the Share Repurchase Program expired by its terms on December 31, 2025. While the Share Repurchase Program was active, the Company repurchased approximately 0.9 million shares of common stock, at a weighted average price of $5.46 for an aggregate purchase price of $5.0 million.
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
Overview
Orion is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. Our portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. As part of our investment strategy, we intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets with specialized uses that include an office component.
The Company was initially formed as a wholly owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to Realty Income’s stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, we became an independent and publicly traded company, and our common stock, par value $0.001, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL”. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
Cooperation Agreement and Strategic Review Process
On January 26, 2026, we entered into a cooperation agreement (the “Cooperation Agreement”) with one of the Company’s stockholders, The Kawa Fund Limited and its affiliate, Kawa Capital Management, Inc. (collectively, “Kawa”).
Also on January 26, 2026, pursuant to the Cooperation Agreement, we commenced a review of strategic options for the Company, which review may include, without limitation, the consideration of potential acquisition and merger targets, the potential sale of the Company and continuing to operate as an independent publicly traded entity. The Cooperation Agreement does not obligate the Company to pursue or consummate any such transaction or require our Board of Directors to take any action that it determines in good faith is inconsistent with its duties under applicable law.
The Cooperation Agreement contains customary standstill and non-disparagement provisions. The Cooperation Agreement will terminate on September 1, 2026. Pursuant to the Cooperation Agreement, Kawa withdrew its notice of intent to nominate director candidates for election to our Board of Directors at the Company’s 2026 annual meeting of stockholders, and Kawa must cause all shares of common stock pursuant to which it has the sole or shared power to direct the voting to be present for quorum purposes at our 2026 annual meeting of stockholders and to refrain from “withholding” or voting “against” the directors nominated by our Board of Directors for election at such annual meeting.

Real Estate Portfolio
As of December 31, 2025, we owned and operated 58 operating properties with an aggregate of 6.5 million leasable square feet located in 26 states with an occupancy rate of 78.1% and a weighted average remaining lease term of 5.6 years. As of December 31, 2025, we had eight properties designated as non-operating properties. We also owned a 20% equity interest in the Arch Street Joint Venture, which as of December 31, 2025, owned a portfolio of six properties with an aggregate of 1.0 million leasable square feet located in six states with an occupancy rate of 100% and a weighted average remaining lease term of 6.3 years. Including our proportionate share of leasable square feet and annualized base rent from the Arch Street Joint Venture, we owned an aggregate of 6.7 million leasable square feet with an occupancy rate of 78.7%, or 78.2% adjusted for one consolidated operating property and our proportionate share of one Arch Street Joint Venture operating property that are currently under agreements to be sold, and a weighted average remaining lease term of 5.7 years, as of December 31, 2025.
Executive Summary
We are a real estate investment trust that owns and operates primarily single tenant office properties in suburban locations leased to high credit quality tenants. Our largest tenant as measured by annualized base rent is the United States Government, representing 17.8% of our annualized base rent as of December 31, 2025. We were formed in 2021 and spun-off as an independent publicly traded company in November 2021, by our former parent company, Realty Income Corporation.
We continue to be significantly impacted by declining demand for office space which began with the onset of the COVID-19 pandemic in 2020. We have experienced significant lease expirations and contractions over the last few years, including 681,000 square feet during the year ended December 31, 2025. This has resulted in declines in both our revenues and earnings since our spin-off from Realty Income. During the year ended December 31, 2025, our total revenues decreased $17.2 million, or approximately 11.0%, versus the prior year, primarily driven by the impact of lease expirations. During the year ended December 31, 2025, our property operating expenses decreased $0.3 million, or approximately 0.5%, versus the prior year, primarily due to operating expense savings from disposed properties of $3.3 million, offset by $3.0 million of costs incurred for the demolition of the buildings on the six-property campus in Deerfield, Illinois. See “Results of Operations - Operating Expenses - Property Operating Expenses” below for more information. As of December 31, 2025, we owned a total of five fully vacant operating properties, compared to 11 fully vacant operating properties owned as of December 31, 2024.
During the year ended December 31, 2025, office leasing market conditions continued to improve and we completed approximately 0.9 million square feet of new and renewed leases, compared to approximately 1.1 million square feet and 0.3 million square feet during the years ended December 31, 2024 and December 31, 2023, respectively.
We have agreed to provide rent concessions to tenants and incur leasing costs with respect to our properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. In connection with the 0.9 million square feet of leasing activity during the year ended December 31, 2025, we made aggregate commitments for tenant improvement allowances and base building allowances, leasing commissions and rent concessions of $43.8 million, or $6.44 per rentable square foot leased per year over a weighted average lease term of 7.4 years. As of December 31, 2025, we had total outstanding commitments for rent concessions and leasing costs of approximately $51.4 million, including $39.1 million of tenant improvement allowances. The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. We anticipate that we will continue to agree to tenant improvement allowances and to pay leasing commissions, the amount of which may increase in future periods.
We intend to shift our portfolio concentration over time away from traditional office properties, towards more dedicated use assets that have an office component. Our experience is that dedicated use assets have greater tenant utilization and higher renewal probability, given their generally specialized uses and general inability for the tenant’s employees to conduct business at these sites on a remote or hybrid basis. We define dedicated use assets as those that include a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, and would therefore not be considered traditional office properties. As of December 31, 2025, approximately 35.8% of our annualized base rent was derived from properties we deemed dedicated use assets, compared to 31.8% as of December 31, 2024.
We continued our efforts to divest of vacancies and non-core properties by selling 10 properties totaling approximately 1.0 million square feet for an aggregate gross sales price of $80.7 million during the year ended December 31, 2025. As of March 5, 2026, we had pending agreements in place to sell eight additional non-core properties for an aggregate gross sales price of $43.3 million, including the 37.4 acre Deerfield, Illinois properties where we completed the demolition of the six buildings during the fourth quarter of 2025 and our proportionate share of the gross sales price of one Arch Street Joint Venture operating property. We expect to continue to selectively dispose of properties in our current portfolio if we determine that they do not fit our investment strategies. The sale of these assets will allow us to both reduce carry costs and avoid the uncertainty and significant capital expenditures associated with re-tenanting. Proceeds from the sale of real estate assets are expected to be redeployed to fund capital investment into our existing portfolio to further enhance the quality of our portfolio and stability of our cash flows, selective acquisitions and other general corporate purposes.
During and subsequent to the year ended December 31, 2025, we took certain steps to strengthen our balance sheet. This included refinancing our $350.0 million senior revolving credit facility (the “Original Revolving Facility”) by entering into a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”). The New Revolving Facility extended the maturity date under the Original Revolving Facility until February 2028, subject to two six-month borrower extension options until February 2029 if we satisfy certain conditions, reduced the lenders’ commitment to $215.0 million to more closely align with our business plan, reduced the interest rate margin on our borrowings by 50-basis points and eliminated the 10-basis point SOFR adjustment. Also during February 2026, we entered into an amendment to the CMBS Loan which, among other things, extended the maturity date two years until February 2029, subject to two borrower extension options for a total of 18 months until August 2030 if certain conditions have been satisfied. The fixed interest rate on the CMBS Loan is unchanged during the extension terms. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the New Revolving Facility and the amendment to the CMBS Loan.
General and administrative expenses of $20.3 million during the year ended December 31, 2025 were largely unchanged compared to the same period in 2024, as lower employee compensation costs of $0.3 million in the 2025 period were offset by additional legal and other costs attributable to unsolicited acquisition proposals and our response to activist investors during 2025.
Interest expense, net decreased $1.1 million during the year ended December 31, 2025, as compared to the prior year, primarily due to $0.5 million of interest capitalized during the year ended December 31, 2025, compared to no interest capitalized during the year ended December 31, 2024. We expect our overall debt levels to increase as we continue to re-invest in our property portfolio and execute on our shift in portfolio concentration away from traditional office properties. We are also exposed to changes in market interest rates on our floating rate borrowings, including those under our New Revolving Facility.
The Company’s Board of Directors declared and paid a quarterly cash dividend of $0.02 per share for each of the four quarters of 2025 (record dates March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025). On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 10.2% and 12.7% of our annualized base rent are scheduled to expire during 2026 and 2027, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets; in addition, the impact of a future prolonged federal government shutdown, similar to the shutdown that began in the third quarter of 2025, may cause increased government budgetary pressures and uncertainty surrounding budgetary priorities. These factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
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
As of December 31, 2025, 69.7%, 24.2% and 6.1% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of December 31, 2025, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

Geographic Concentration	% of Rentable Square Feet
Texas	25.5%
California	10.5%

Property Type	% of Rentable Square Feet
Traditional Office	56.4%
Flex/Industrial	21.8%
Governmental	14.4%
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
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates, market sentiment towards the office sector and recent changes in United States trade policy and the imposition of new tariffs may adversely impact us or our lenders or restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. See “Liquidity and Capital Resources - Credit Agreements” below for more information about our indebtedness.
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

Emerging Growth Company Status
We have been an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) since the public Distribution of our common stock in November 2021. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We will lose our emerging growth company status on December 31, 2026. As such, we will be subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for our annual report on Form 10-K for the year ended December 31, 2026, and the requirements to hold a non-binding advisory vote on executive compensation for our 2027 annual meeting of stockholders.
We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company and as such may elect to take advantage of certain scaled disclosures available to smaller reporting companies.
Basis of Presentation
The consolidated financial statements of the Company for the years ended December 31, 2025, 2024 and 2023, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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
Equity Method Investment Impairment
We are required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of our investment in the Arch Street Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.
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
Significant Transactions Summary
Activity during the year ended December 31, 2025 and Subsequent Events
Real Estate Operations
•During the year ended December 31, 2025, we completed approximately 0.9 million square feet of lease renewals and new leases across 14 different properties, which includes one Arch Street Joint Venture property, and a weighted average lease term of 7.5 years.
•During the year ended December 31, 2025, we closed on the sale of 10 properties totaling approximately 1.0 million square feet for an aggregate gross sales price of $80.7 million. Subsequent to the year ended December 31, 2025, we completed an additional two property dispositions totaling approximately 0.5 million square feet for an aggregate sales price of $13.1 million. As of March 5, 2026, we had pending agreements in place to sell eight additional non-core properties for an aggregate gross sales price of $43.3 million, including the 37.4 acre Deerfield, Illinois properties where we completed the demolition of the six buildings during the fourth quarter of 2025 and our proportionate share of the gross sales price of one Arch Street Joint Venture operating property. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
•During February 2026, we acquired one 75,000 square foot property in Northbrook, Illinois for a gross purchase price of $15.0 million. The property is fully leased to a single tenant through December 2036.
•During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. As of December 31, 2025, the outstanding balance of the member loan was $6.6 million. We recorded a loan loss reserve of $5.9 million against our member loan during the year ended December 31, 2025.
•During the year ended December 31, 2025, six leases expired or were downsized comprising a total reduction in occupied square feet of approximately 0.7 million square feet. As of December 31, 2025, we had a total of five fully vacant operating properties.
Debt
•On May 9, 2025, we entered into an interest rate collar agreement to hedge against interest rate volatility under the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
•On February 18, 2026, the Company entered into a credit agreement for the New Revolving Facility and the Original Revolving Facility was terminated and the indebtedness thereunder discharged and paid in full with borrowings under the New Revolving Facility. Among other things, the New Revolving Facility extended the maturity date under the Original Revolving Facility until February 2028, subject to two six-month borrower extension options until February 2029 if we satisfy certain conditions, reduced the lenders’ commitment to $215.0 million to more closely align with our business plan, reduced the interest rate margin on our borrowings by 50-basis points and eliminated the 10-basis point SOFR adjustment. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the New Revolving Facility.
•Also during February 2026, the Company entered into an amendment to the CMBS Loan which, among other things, extended the maturity date two years until February 11, 2029, subject to two borrower extension options for a total of 18 months until August 2030 if certain conditions have been satisfied. The fixed interest rate on the CMBS Loan is unchanged during the extension terms. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the amendment to the CMBS Loan.

Equity
•On November 10, 2025, we filed a new universal shelf registration statement on Form S-3, which expires in November 2028.
•On December 31, 2025, the Share Repurchase Program expired.
•The Company’s Board of Directors declared and paid quarterly cash dividends of $0.02 per share for each of the four quarters of 2025 (record dates March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025), which were paid on April 15, 2025, July 15, 2025, October 15, 2025 and January 15, 2026, respectively.
•On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our operating properties as of the dates indicated below, including our proportionate share of the applicable statistics of the properties owned by the Arch Street Joint Venture:

	December 31, 2025	December 31, 2024
Portfolio Metrics
Operating properties	58	69
Arch Street Joint Venture properties	6	6
Non-Operating properties	8	7
Rentable square feet (in thousands) (1)	6,737	8,112
Annualized base rent (in thousands)	$111,280	$120,293
Occupancy rate (2)	78.7%	73.7%
Leased rate (3)	80.7%	74.7%
Investment-grade tenants (4)	66.7%	74.4%
Weighted average remaining lease term (in years)	5.7	5.2
____________________________________
(1)Represents leasable square feet of operating properties and the Company’s proportionate share of leasable square feet of properties owned by the Arch Street Joint Venture.
(2)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties. Adjusting for one consolidated operating and our proportionate share of the square footage of one Arch Street Joint Venture operating property that are currently under agreements to be sold, the occupancy rate as of December 31, 2025 would be 78.2%.
(3)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(4)Based on annualized base rent of our real estate portfolio, including the Company’s proportionate share of annualized base rent for properties owned by the Arch Street Joint Venture, as of December 31, 2025. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Financial Metrics
Total revenues	$147,647	$164,862	$195,041
Net loss attributable to common stockholders	$(139,309)	$(103,012)	$(57,302)
Basic and diluted net loss per share attributable to common stockholders	$(2.48)	$(1.84)	$(1.02)
FFO attributable to common stockholders (1)	$24,323	$47,078	$86,641
FFO attributable to common stockholders per diluted share (1)	$0.43	$0.84	$1.54

Core FFO attributable to common stockholders (1)	$43,676	$56,755	$94,770
Core FFO attributable to common stockholders per diluted share (1)	$0.78	$1.01	$1.68
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.7 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result of the above factors, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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

As of December 31, 2025, we had the following estimated total outstanding rent concessions and leasing costs commitments, including our proportionate share of the commitments of the Arch Street Joint Venture (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$16,826	1,335	$12.60
Tenant improvement allowances (3)	40,498	1,719	$23.56
Reimbursable landlord work (4)	3,640	128	$28.44
Non-reimbursable landlord work (4)	8,630	1,061	$8.13
Total	$69,594	2,526	$27.55
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
The actual amount we pay for tenant improvement allowances may be lower than the amount agreed upon in the applicable lease and will depend upon the tenant’s use of the capital on the agreed upon timeline. The timing of our cash outlay for tenant improvement allowances is significantly uncertain and will depend upon the applicable tenant’s schedule for the improvements and corresponding use of capital, if any. We estimate that the foregoing rent concessions and leasing costs will be funded between 2026 and 2041.
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on our CMBS Loan, we have funded reserves with the lender for tenant improvement allowances and rent concessions. In connection with the February 2026 modification of the CMBS Loan, we funded an additional $7.74 million into an all-purpose reserve which may be used for leasing costs and we agreed that a portion of future excess cash flows from the 19 properties collateralizing the CMBS Loan will be used to continue to fund the all-purpose reserve. As of December 31, 2025, total restricted cash of $38.2 million was reserved for outstanding leasing costs, including $25.5 million for tenant improvement allowances and $12.7 million for rent concession commitments, and is included in restricted cash in our consolidated balance sheets.

During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Year Ended December 31, 2025
	New Leases	Renewals (1)	Total
Number of leases	6	12	18
Rentable square feet leased	319	605	924
Weighted average lease term (by rentable square feet) (years) - firm term (2)	9.5	6.3	7.4
Weighted average lease term (by rentable square feet) (years) - non-firm term (2)	9.5	6.4	7.5
Weighted average new term rental rate per rentable square foot per year (cash basis)	$26.04	$19.40	$21.70
Weighted average rental rate change (cash basis) (3) (4)	9.4%	(7.1)%	(5.6)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (5)	$7.99	$5.19	$6.44
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (5)	$7.99	$5.07	$6.35

	Year Ended December 31, 2024
	New Leases	Renewals	Total
Number of leases	6	9	15
Rentable square feet leased	287	799	1,086
Weighted average lease term (by rentable square feet) (years) - firm term (2)	10.5	6.9	7.9
Weighted average lease term (by rentable square feet) (years) - non-firm term (2)	12.9	7.0	8.6
Weighted average new term rental rate per rentable square foot per year (cash basis)	$22.27	$21.16	$21.46
Weighted average rental rate change (cash basis) (3) (4)	(9.7)%	(6.6)%	(7.0)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (5) (6)	$9.00	$3.55	$5.48
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (5)	$7.34	$3.49	$5.02
____________________________________
(1)Includes the Company’s proportionate share of rentable square feet and tenant rent concessions and leasing costs for one 163,000 square foot renewal at a property owned by the Arch Street Joint Venture and excludes one four-month extension at the Company’s 109,000 square foot property in East Syracuse, New York.
(2)Firm term includes the non-cancellable portion of the lease term and any cancellable portion of the lease term if the tenant's right to cancel requires payment of a termination fee. Non-firm term includes the firm term plus the portion of the lease term, principally under our United States Government leases, where the tenant has the right to terminate without payment of a termination fee.
(3)Represents weighted average percentage increase or decrease in (i) the annualized monthly cash amount charged to the applicable tenants (including monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the commencement date of the new lease term (excluding any full or partial rent abatement period) compared to (ii) the annualized monthly cash amount charged to the applicable tenants (including the monthly base rent receivables and certain fixed contractually obligated reimbursements by the applicable tenants, which may include estimates) as of the expiration date of the prior lease term. Contractually obligated reimbursements include estimated amortization of certain landlord funded improvements under our United States Government leases. If a space has been or will be vacant for more than 12 months prior to the commencement of a new lease or was previously otherwise not generating full cash rental revenue, the lease will be excluded from the rental rate change calculation.
(4)Excludes five new leases for approximately 239,000 square feet and four new leases for approximately 149,000 square feet for the years ended December 31, 2025 and 2024, respectively, that had been or will be vacant for more than 12 months at the time the new lease commences.
(5)Includes tenant improvement allowances and base building allowances, certain reimbursable and non-reimbursable landlord funded improvements, leasing commissions and rent concessions (includes estimates of property operating expenses, where applicable). For our multi-tenant properties, we have allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant’s premises in particular, to the applicable lease based on square footage of the related tenant.
(6)Includes reimbursable landlord funded improvements and tenant improvement allowances per rentable square foot per year of $2.22 for new leases, $0.05 for renewals and $0.82 in total for the year ended December 31, 2024.

During the year ended December 31, 2025, six leases expired or were downsized comprising a total reduction in occupied square feet of approximately 681,000 square feet. We closed on the sale of two of these properties totaling approximately 235,000 square feet during the year ended December 31, 2025. There were no scheduled lease expirations during the three months ended December 31, 2025.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease related costs (1)	$7,317	$10,058	$1,405
Lease incentives (2)	3,146	656	2,431
Building, fixtures and improvements (3)	49,510	13,354	17,476
Total capital expenditures	$59,973	$24,068	$21,312
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
Future Lease Expirations
For a tabular summary of scheduled lease expirations in our property portfolio as of December 31, 2025, see the Lease Expirations table under “Item 2. Properties” in this Annual Report on Form 10-K.
Results of Operations
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the years ended December 31, 2025 and 2024.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Rental	$146,827	$164,055	$(17,228)
Fee income from unconsolidated joint venture	820	807	13
Total revenues	$147,647	$164,862	$(17,215)
Rental
The decrease in rental revenue of $17.2 million during the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to the impact of decreasing overall occupied square footage from expiration of leases totaling $20.9 million. We had 58 operating properties with an aggregate of 5.1 million occupied square feet as of December 31, 2025, as compared to 69 properties with an aggregate of 5.8 million occupied square feet as of December 31, 2024.
Other items impacting year over year rental revenue results include $3.8 million increase in rental revenue in the 2025 period from the property we acquired in September 2024 and a $3.2 million increase in lease termination income in the 2025 period and a $0.7 million increase from timing of certain reimbursable revenues, offset by $3.3 million of reimbursements from previous tenants for certain end of lease obligations recognized in rental revenue during the year ended December 31, 2024 and a $0.7 million decline in reimbursement revenue for real estate taxes in the 2025 period due to lower property values.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Property operating	$64,828	$65,151	$(323)
General and administrative	20,313	20,094	219
Depreciation and amortization	58,746	100,820	(42,074)
Impairments	99,376	47,552	51,824
Transaction related	898	539	359
Total operating expenses	$244,161	$234,156	$10,005
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses decreased $0.3 million during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to decreases in property operating expenses resulting from property dispositions of $3.3 million, a $1.7 million decrease in real estate taxes due to lower property values, timing of certain operating expenses of $0.3 million, offset by $3.0 million of costs incurred for the demolition of the buildings on the six-property campus in Deerfield, Illinois, increased operating expenses from vacancies of $1.2 million, and $0.7 million from our property acquired in September 2024.
General and administrative expenses
General and administrative expenses of $20.3 million during the year ended December 31, 2025 were largely unchanged compared to the same period in 2024, as lower employee compensation costs of $0.3 million in the 2025 period were offset by additional legal and other costs attributable to unsolicited acquisition proposals and our response to activist investors during 2025.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $42.1 million during the year ended December 31, 2025 as compared to the same period in 2024, due to the $27.3 million impact of full amortization of certain intangible assets, the $15.9 million impact from the full depreciation of the buildings on the six-property campus in Deerfield, Illinois in the 2024 period as a result of management’s plans to demolish the buildings, the $1.7 million impact from depreciation and amortization expenses from disposed properties, and the $0.9 million impact of real estate asset impairments, offset by depreciation and amortization expenses related to capitalized real estate assets and intangible lease assets of $2.2 million and related to the property we acquired in September 2024 of $1.2 million.
Impairments
Impairments increased $51.8 million during the year ended December 31, 2025 as compared to the same period in 2024. The impairment charges of $99.4 million in the year ended December 31, 2025 include a total of 12 properties and the charges were incurred primarily with respect to real estate assets sold or expected to be sold and reflect management’s estimates of lease renewal probability, timing and terms of such renewals, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $47.6 million with respect to 12 properties were recorded during the year ended December 31, 2024. See Note 5 – Fair Value Measures for further information.
Transaction related expenses
Transaction related expense increased $0.4 million during the year ended December 31, 2025 as compared to the same period in 2024 primarily due to a $0.3 million payment during 2025 in connection with the sale of a property to settle a tenant dispute with regard to landlord maintenance obligations and higher dead deal costs of $0.2 million, offset by lower acquisition related costs of $0.1 million.

Other (Expenses) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Interest expense, net	$(31,525)	$(32,637)	$(1,112)
Gain on disposition of real estate assets	$7,058	$—	$7,058
Loss on extinguishment of debt, net	$—	$(1,078)	$(1,078)
Other income	$1,286	$987	$299
Other expenses	$(1,584)	$—	$1,584
Reserve on member loan to unconsolidated joint venture	$(5,926)	$—	$5,926
Equity in loss and impairment of investment in unconsolidated joint venture, net	$(11,822)	$(740)	$11,082
Provision for income taxes	$(259)	$(214)	$45
Interest expense, net
Interest expense, net decreased $1.1 million during the year ended December 31, 2025 as compared to the same period in 2024. The Company’s average debt outstanding was $478.5 million for the year ended December 31, 2025 compared to $481.5 million during the same period in 2024. The Company’s weighted average interest rate on its debt obligations was 5.62% for the year ended December 31, 2025 and 5.85% for the same period in 2024. Interest expense, net was offset by capitalized interest of $0.5 million during the year ended December 31, 2025, and there was no capitalized interest during the year ended December 31, 2024.
We expect our overall debt levels to increase as we continue to re-invest in our property portfolio and execute on our shift in portfolio concentration away from traditional office properties. We are also exposed to changes in market interest rates on our floating rate borrowings, including those under our Revolving Facility.
Gain on disposition of real estate assets
Gains on disposition of real estate assets were $7.1 million during the year ended December 31, 2025 as compared to no gains on disposition of real estate assets during the year ended December 31, 2024. The gains recognized during the year ended December 31, 2025 were related to six of our dispositions. Of the six dispositions with gains recognized during the year ended December 31, 2025, three were subject to cumulative impairment losses of $18.2 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the year ended December 31, 2024 related to the proportionate write off of deferred financing costs due to the $75.0 million permanent reduction of the borrowing capacity of the Original Revolving Facility. There were no such costs incurred during the year ended December 31, 2025.
Other income
Other income, net increased $0.3 million during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to increased interest income of $0.6 million, offset by other non-routine income recognized in 2024 of $0.3 million which was related to forfeited escrow deposits on the six-property campus in Deerfield, Illinois when a prospective buyer terminated an agreement to acquire the properties.
Other expenses
Other expenses of $1.6 million recognized during the year ended December 31, 2025 were primarily related to a loss on deferred offering costs of $0.6 million in connection with the scheduled expiration of our universal shelf registration statement, $0.6 million in connection with the retirement of our Chief Investment Officer, and $0.4 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan.

Reserve on member loan to unconsolidated joint venture
During the year ended December 31, 2025, we recorded a loan loss reserve of $5.9 million for the Arch Street Joint Venture member loan due to the uncertainties with regard to recovery of our Arch Street Joint Venture investments.
Equity in loss and impairment of investment in unconsolidated joint venture, net
Equity in loss of the unconsolidated joint venture increased $11.1 million during the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the other-than-temporary impairment of our investment in the unconsolidated joint venture of $10.8 million.
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
For a comparison of the year ended December 31, 2024 to the year ended December 31, 2023, see “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed on March 5, 2025.
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
Funds From Operations (“FFO”) and Core Funds From Operations (“Core FFO”) Attributable to Common Stockholders
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), an industry trade group, has promulgated a supplemental performance measure known as FFO, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of the Company. FFO is not equivalent to our net income (loss) as determined under U.S. GAAP.
Nareit defines FFO as net income (loss) computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of real estate assets, depreciation and amortization of real estate assets, impairment write-downs on real estate and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and our proportionate share of FFO adjustments related to the unconsolidated joint venture. We calculate FFO in accordance with Nareit’s definition described above.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders	$(139,309)	$(103,012)	$(57,302)
Depreciation and amortization of real estate assets	58,616	100,682	109,011
Gain on disposition of real estate assets	(7,058)	—	(31)
Impairment of real estate	99,376	47,552	33,112
Impairment of investment in unconsolidated joint venture and proportionate share of adjustments for items above, as applicable	12,698	1,856	1,851
FFO attributable to common stockholders	$24,323	$47,078	$86,641
Transaction related	898	539	504
Amortization of deferred financing costs	3,699	3,686	3,974
Amortization of deferred lease incentives, net	530	509	302
Equity-based compensation	3,620	3,757	2,728
Loss on extinguishment of debt, net	—	1,078	504
Other adjustments, net (1)	10,553	—	—
Proportionate share of unconsolidated joint venture adjustments for items above, as applicable	53	108	117
Core FFO attributable to common stockholders	$43,676	$56,755	$94,770

Weighted average shares of common stock outstanding - basic	56,232	55,903	56,410
Effect of weighted average dilutive securities (2)	80	74	—
Weighted average shares of common stock outstanding - diluted	56,312	55,977	56,410

FFO attributable to common stockholders per diluted share	$0.43	$0.84	$1.54
Core FFO attributable to common stockholders per diluted share	$0.78	$1.01	$1.68
____________________________________
(1)Other adjustments, net during the year ended December 31, 2025 includes $3.0 million of costs incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus presented in property operating expenses on the consolidated statements of operations, as well as a loan loss reserve of $5.9 million recognized on the Arch Street Joint Venture member loan presented separately on the consolidated statements of operations, $0.6 million of previously deferred equity offering costs in connection with the scheduled expiration of the Company’s universal shelf registration statement, $0.6 million in connection with the retirement of the Company’s Chief Investment Officer, and $0.4 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan, each presented in other expenses on the consolidated statements of operations other than the loan loss reserve. Each of the above items have been included as “other adjustments” to Core FFO as they do not reflect the ongoing operating performance of the Company.
(2)Dilutive securities include unvested restricted stock units net of assumed repurchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period. Such dilutive securities are not included when calculating net loss per diluted share applicable to the Company for the periods presented above, as the effect would be antidilutive.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are to: (i) fund operating expenses; (ii) pay interest on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; (v) fund capital contributions to the Arch Street Joint Venture; (vi) fund new acquisitions and (vii) extend, refinance or repay debt at or prior to maturity. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the New Revolving Facility are sufficient to meet our liquidity needs for the next twelve months. As of December 31, 2025, we had $22.4 million of cash and cash equivalents and $123.0 million of borrowing capacity (on a pro forma basis assuming closing of the refinancing of the Original Revolving Facility with the New Revolving Facility as of December 31, 2025.
The non-recourse mortgage notes associated with the Arch Street Joint Venture were scheduled to mature on November 27, 2025, subject to one remaining one-year borrower option to extend the maturity until November 27, 2026. As of December 31,

2025, there was $128.8 million outstanding under the mortgage notes and our proportionate share was $25.8 million. The Arch Street Joint Venture exercised the extension option during September 2025. However, in order to extend the debt, the Arch Street Joint Venture is required to make an approximately $16.0 million prepayment of loan principal outstanding to satisfy the 60% loan-to-value extension condition. Due to capital constraints of our joint venture partner, the joint venture has been unable to make this prepayment. The loan was temporarily extended until February 26, 2026 and the joint venture remains in discussions with the lenders about next steps which may include an additional short-term extension and restructuring of the debt with a lender excess cash flow sweep and the requirement to sell one or more properties and utilize the net proceeds to prepay principal outstanding under the debt. We cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the loan-to-value condition or otherwise extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the existing payment default.
The Arch Street Joint Venture mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60%, and the spread on a base rate loan is 0.50%.
During November 2024, we provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with the partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value extension condition. During February 2025, we made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. Our member loan to the Arch Street Joint Venture is legally entitled to receive interest at 15% and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes and matures on November 27, 2026. However, interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties. Due to the uncertainties with regard to recovery of our Arch Street Joint Venture investments, we recorded an other-than-temporary impairment loss on our investment in the Arch Street Joint Venture, thereby reducing the carrying value of our investment to zero, and recorded a loan loss reserve of $5.9 million against our $6.6 million member loan to the Arch Street Joint Venture during the year ended December 31, 2025. Beginning in 2026, we will record management fees from the Arch Street Joint Venture and interest income on the member loan on a cash basis rather than accrual basis.
Our principal liquidity needs beyond the next twelve months are to: (i) extend, refinance or repay debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the New Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend, refinance or repay debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.

Credit Agreements
Summary
As of December 31, 2025, we had $465.0 million of total consolidated debt outstanding, consisting of a $355.0 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $92.0 million borrowed under the Original Revolving Facility and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of December 31, 2025 (in thousands):

	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Principal Amounts Due During the Years Ending December 31,
			Total	2026	2027	Thereafter
Original Revolving Facility (2) (3)	7.01%	0.4	$92,000	$92,000	$—	—
Mortgages payable (4) (5)	5.02%	1.3	373,000	—	355,000	18,000
Total			$465,000	$92,000	$355,000	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of December 31, 2025.
(2)Includes interest rate margin of 3.25% plus SOFR adjustment of 0.10%. As of December 31, 2025, a total of $75.0 million of the debt outstanding under the Original Revolving Facility was subject to an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As described below, the interest rate margin under the New Revolving Facility is 2.75% with no SOFR adjustment.
(3)During February 2026, the Company entered into the New Revolving Facility.
(4)Includes $355.0 million securitized mortgage note secured by 19 of our properties which bears interest at a fixed rate of 4.971% and matures on February 11, 2027. During February 2026, the Company entered into an amendment to the CMBS Loan which among other things extended the maturity date two years until February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030. Also includes $18.0 million fixed rate mortgage note secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
(5)Does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $128.8 million, of which our proportionate share was $25.8 million as of December 31, 2025.
Credit Agreement Obligations
As of December 31, 2025, $92.0 million of principal was outstanding under the Original Revolving Facility, which was scheduled to mature on May 12, 2026.
On February 18, 2026, the Company, as parent, and Orion OP, as borrower, entered into a credit agreement for the New Revolving Facility. The credit agreement for the New Revolving Facility includes the following terms and conditions, among others:
•The Original Revolving Facility has been terminated and the indebtedness thereunder has been discharged and paid in full with borrowings under the New Revolving Facility. As of March 5, 2026, the Company had $127.0 million of outstanding borrowings and $88.0 million of additional borrowing capacity under the New Revolving Facility.
•The lenders have agreed to make revolving loans in an aggregate principal balance of up to $215.0 million to Orion OP (a reduction in the lenders’ commitment from $350.0 million pursuant to the Original Revolving Facility). Consistent with the Original Revolving Facility, proceeds from the New Revolving Facility may be used for general corporate purposes and loans under the New Revolving Facility may be prepaid and reborrowed, and unused commitments under the New Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
•The maturity date of the New Revolving Facility is February 18, 2028, subject to Orion OP’s right to further extend the maturity date for two additional option periods of six months each, upon satisfaction of certain conditions.
•The interest rate applicable to the loans under the New Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, plus an applicable margin of 2.75% for SOFR loans and 1.75% for base rate loans (representing a 50-basis point reduction in the applicable margins under the Original Revolving Facility and the 10-basis point SOFR adjustment under the Original Revolving Facility has been eliminated). To the extent that amounts under the New Revolving Facility remain unused, consistent with the Original

Revolving Facility, Orion OP is required to pay a quarterly commitment fee on the unused portion of the New Revolving Facility in an amount equal to 0.25% of the unused portion of the New Revolving Facility.
•Orion OP and the Company have agreed to grant the lenders first priority mortgages and deeds of trust on a pool of 28 of the Company’s properties and on any additional properties acquired in the future by the Company and approved by the administrative agent (the “Collateral Properties”), and to provide other customary collateral associated with a first lien on commercial office properties. Collateral Properties may only be released from the applicable lien in connection with a sale of such property to a third party or qualified financing and 100% of the net cash proceeds must be applied to repay borrowings under the New Revolving Facility.
•Consistent with the Original Revolving Facility, Orion OP’s borrowings are also secured by, among other things, first priority pledges of the equity interest in our subsidiaries that own the Collateral Properties (the “Subsidiary Guarantors”).
•Consistent with the Original Revolving Facility, Orion OP’s borrowings under the New Revolving Facility are guaranteed pursuant to a guaranty by each of the Company, Orion Properties Holdings I LLC and the Subsidiary Guarantors.
•Orion OP and the lenders agreed that the financial covenants set forth below must be satisfied by Orion OP under the New Revolving Facility.
◦The ratio of total debt to total asset value must be not more than 0.60 to 1.00.
◦The ratio of adjusted EBITDA to fixed charges must be not less than 1.50 to 1.00.
◦Orion OP’s consolidated tangible net worth must be not less than $740.6 million plus 75% of the net proceeds from any equity offering after the date of the New Revolving Facility.
◦Collateral Property Availability must be at least $215.0 million. For this purpose, Collateral Property Availability means 60% of the aggregate as-is appraised value of all Collateral Properties.
◦Collateral Property Debt Yield must be at least 13%.
•Consistent with the Original Revolving Facility, the New Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. If, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use such excess amount to prepay loans under the New Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the New Revolving Facility.
Consistent with the Original Revolving Facility, the New Revolving Facility includes customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the New Revolving Facility. The New Revolving Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the New Revolving Facility to be immediately due and payable and foreclose on the collateral securing the New Revolving Facility.
We entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into an interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of December 31, 2025, the weighted average effective interest rate of the Original Revolving Facility was 7.01%.

Revolving Facility Covenants
The New Revolving Facility requires that Orion OP satisfy certain financial covenants. The table that follows summarizes the financial covenants for the Company’s New Revolving Facility, and the Company’s compliance therewith as of December 31, 2025 as calculated per the terms of the credit agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance. The Original Revolving Facility has been terminated and replaced by the New Revolving Facility, and therefore the financial covenants under the Original Revolving Facility are no longer relevant or applicable.

New Revolving Facility Financial Covenants	Required	December 31, 2025
Ratio of total indebtedness to total asset value	≤ 60%	42.8%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.38x
Consolidated tangible net worth	≥ $740.6 million	$987.3 million
Collateral property availability	≥ $215.0 million	$289.3 million
Collateral property debt yield	≥ 13%	23.8%
As of December 31, 2025, Orion OP was in compliance with the financial covenants for the New Revolving Facility.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and, except as described below under “Loan Extension and Modification Agreement”, all principal is due at maturity.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.
The CMBS Loan may be prepaid in whole, but not in part, at any time, upon the satisfaction of certain terms and conditions set forth in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”). Further, releases of individual properties are permitted in connection with an arm’s length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Pursuant to the Loan Modification Agreement described below, the lender is entitled to 100% of the net proceeds of any sale to prepay the outstanding principal balance of the CMBS Loan.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2025, the Company was in compliance with these financial covenants.
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

Loan Extension and Modification Agreement
On February 17, 2026, the Company, through certain of its subsidiaries (the “Mortgage Borrowers”), entered into a loan extension and modification agreement with the lender under the CMBS Loan (“Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
•The maturity date of the CMBS Loan has been extended two years until February 11, 2029, subject to two borrower extension options, with the first giving the Mortgage Borrowers the right to further extend the maturity date for an additional one year until February 11, 2030, and the second giving the Mortgage Borrowers the right to further extend the maturity date for an additional six months, until August 11, 2030, each upon satisfaction of certain conditions, including prepayment of the outstanding principal balance of the CMBS Loan by $2.5 million for the initial one-year additional extension and $10.0 million for the six-month additional extension.
•The fixed annual interest rate on the CMBS Loan of 4.971% is unchanged during all extension terms.
•Upon closing of the Loan Modification Agreement, the Mortgage Borrowers made a $2.05 million partial prepayment of the CMBS Loan.
•A new all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.74 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
•The all-purpose reserve will be used to pay leasing costs and capital expenditures associated with the 19 properties that serve as collateral for the CMBS Loan, as well as to pay any property operating expenses not otherwise fully covered by revenues from the 19 properties.
•The Mortgage Borrowers have agreed that until maturity, the lender will sweep all monthly excess cash flows from the 19 properties, after payment of interest and property operating expenses. During the initial two-year extension period, the lender will apply one-half of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the other half to fund the all-purpose reserve. During any additional extension period, the lender will apply 75% of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the remaining 25% of such excess funds to fund the all-purpose reserve. The all-purpose reserve is subject to a cap of $15.0 million during the one-year additional extension period and $5.0 million during the six-month additional extension period. If the reserve cap has been reached, all additional or excess amounts will be utilized to prepay the outstanding principal balance of the CMBS Loan.
•The Company agreed to certain additional obligations that are recourse to the Company pursuant to the non-recourse carveout Guaranty described above.
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
Derivatives and Hedging Activities
As of December 31, 2025 and December 31, 2024, we had outstanding derivative agreements with aggregate notional amounts of $75.0 million and $60.0 million, respectively, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, we entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of December 31, 2025, the weighted average effective interest rate of the Original Revolving Facility was 7.01%.
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.
During the year ended December 31, 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
August 5, 2025	September 30, 2025	October 15, 2025	$0.02
November 5, 2025	December 31, 2025	January 15, 2026	$0.02

On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
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
Universal Shelf Registration Statement
On November 10, 2025, the Company filed a new universal shelf registration statement on Form S-3 (the “Universal Shelf”), and the Universal Shelf was declared effective by the SEC on November 28, 2025. Pursuant to the Universal Shelf, the Company is able to offer and sell from time to time in multiple transactions, up to $750.0 million of the Company’s securities, including through “at the market” offering programs or firm commitment underwritten offerings. These securities may include shares of the Company’s common stock, shares of the Company’s preferred stock, depository shares representing interests in shares of the Company’s preferred stock, debt securities, warrants to purchase shares of the Company’s common stock or shares of the Company’s preferred stock and units consisting of two or more shares of common stock, shares of preferred stock, depository shares, debt securities and warrants. The Company has not established an “at the market” offering program under the Universal Shelf, although it may do so at any time in the future.
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). The Company did not purchase any shares under the Share Repurchase Program during the year ended December 31, 2025, and the Share Repurchase Program expired by its terms on December 31, 2025. While the Share Repurchase Program was active, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million.
Cash Flow Analysis for the Year Ended December 31, 2025 and 2024
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2025 vs 2024 Increase/(Decrease)
Net cash provided by operating activities	$23,576	$54,260	$(30,684)
Net cash provided by (used in) investing activities	$16,780	$(51,263)	$68,043
Net cash used in financing activities	$(36,887)	$(3,025)	$33,862
Net cash provided by operating activities decreased $30.7 million during the year ended December 31, 2025, compared to the same period in 2024, driven in part by the tenant at our Hopewell, New Jersey property entering a scheduled one-year rent concession period in December 2024, resulting in a decrease in cash revenue receipts of $10.8 million during the year ended December 31, 2025, compared to the same period in 2024. The total abated rent for this one-year rent concession period was included in the reserves we had previously funded with the lender of the CMBS Loan and was released to us over the rent concession period. The decrease in net cash provided by operating activities is also due to the decrease in revenues as a result of property dispositions and vacancies.
Net cash provided by (used in) investing activities increased $68.0 million during the year ended December 31, 2025, compared to the same period in 2024. Net cash provided by investing activities during the year ended December 31, 2025 includes proceeds from the sale of real estate assets of $71.5 million, payments received on the Arch Street Joint Venture member loan of $3.1 million and on the seller financing note receivable of $2.5 million, offset by cash paid for capital expenditures and leasing costs of $51.7 million and the funding of an additional member loan of $8.3 million to the Arch Street Joint Venture. Net cash used in investing activities during the year ended December 31, 2024 includes the acquisition of one real estate asset for $34.7 million, cash paid for capital expenditures and leasing costs of $22.6 million and the origination of a member loan to the Arch Street Joint Venture of $1.4 million, offset by proceeds from the sale of real estate assets of $5.1 million, payments received on seller financing notes receivable of $1.2 million and distributions received from the Arch Street Joint Venture of $1.0 million.
Net cash used in financing activities increased $33.9 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to net repayments on the Original Revolving Facility of $27.0 million during the 2025 period, compared to net draws of $3.0 million during the 2024 period, and proceeds from the San Ramon Loan of $18.0 million in the 2024 period, offset by a decrease in distributions paid to stockholders of $13.4 million during the year ended December 31, 2025, compared to the same period in 2024 as a result of the change in cash dividend policy of $0.02 per share from $0.10 per share effective for the first quarter 2025, and payments of deferred financing costs of less than $0.1 million during the year ended December 31, 2025, compared to $1.3 million during the same period in 2024.
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
Interest Rate Risk
As of December 31, 2025, our debt included fixed-rate debt, with a fair value and carrying value of $365.9 million and $373.0 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $4.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $4.5 million.
As of December 31, 2025, our debt included variable-rate debt, with a fair value and carrying value of $92.0 million. As a result, we are subject to the potential impact of increases in interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from December 31, 2025 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $0.9 million annually.
As of December 31, 2025, the Company had interest rate collar agreements in place on a total notional amount of $75.0 million to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of December 31, 2025, our outstanding derivative agreements had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, due to an exemption established by the rules of the SEC for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
2026 Annual Bonus Program
On March 4, 2026, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, approved a new annual incentive program for the Company’s 2026 fiscal year (the “2026 Bonus Program”). Under the 2026 Bonus Program, each of the Company’s named executive officers, namely, Paul McDowell and Gavin Brandon (the “Executives”), are eligible to earn an annual incentive bonus based on the applicable Executive’s individual performance and the Company’s achievement of performance goals relating to (1) Core FFO per share, (2) total general and administrative expenses (“G&A expenses”), and (3) Net Debt to Adjusted EBITDA. The term Executives excludes Gary Landriau, who retired from the Company during 2025 and is not eligible to participate in the 2026 Bonus Program. The weighting of each component of the 2026 Bonus Program is as follows:

Bonus Component	Weighting
Individual Performance	30%
Core FFO per share	30%
G&A expenses	20%
Net Debt to Adjusted EBITDA	20%
Under the 2026 Bonus Program, 50% of each target bonus component will be earned for performance at the threshold level, 100% of each target bonus component will be earned for performance at the target level and 150% of each target bonus component will be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum performance levels will be interpolated on a straight-line basis.
Pursuant to their respective employment agreements, in 2026 each of the executives will be eligible to earn an annual cash bonus targeted at a percentage of the executive’s base salary as follows: 100% for Mr. McDowell and 100% for Mr. Brandon.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein beginning on page F-1.
Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation is included herein beginning on page F-36.
All other schedules have been omitted as the required information is either presented in the consolidated financial statements or is not applicable.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

10.8
Credit Agreement, dated February 18, 2026, by and among Orion Properties Inc., as Parent, Orion Properties LP, as Borrower, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 19, 2026 and incorporated herein by reference).

10.9
Parent Guaranty, dated February 18, 2026, by Orion Properties Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 19, 2026 and incorporated herein by reference).

10.10
Loan Agreement, dated February 10, 2022, by and between the entities identified on Schedule I thereto, as Borrower, and Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K, filed on February 14, 2022 and incorporated herein by reference).

10.11
Guaranty of Recourse Obligations, dated February 10, 2022, made by Orion Office REIT Inc. in favor of Wells Fargo Bank, National Association, as Lender (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.12
Loan Extension and Modification Agreement, dated February 17, 2026, by and among the entities identified as Borrower on the signature page attached thereto, as Borrower, Orion Properties Inc. (solely with respect to specified sections), as Guarantor, and Computershare Trust Company, National Association, as Trustee, for the benefit of holders of Wells Fargo Commercial Mortgage Trust 2022-ONL, Commercial Mortgage Pass-Through Certificates, Series 2022-ONL, as Lender (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2026 and incorporated herein by reference).

10.13
Amended & Restated Limited Liability Company Agreement of OAP/VER Venture, LLC, dated November 12, 2021 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on November 15, 2021 and incorporated herein by reference).

10.14†	Orion Properties Inc. 2021 Amended and Restated Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 14, 2025 and incorporated herein by reference).
10.15†
Form of Employment Agreement, by and among Orion Services, LLC, Orion Office REIT Inc. and each named executive officer of Orion Office REIT Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.16†
Form of Indemnification Agreement entered into between Orion Office REIT Inc. and each of its directors and executive officers (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on October 4, 2021 and incorporated herein by reference).

10.17†
Form of Restricted Stock Unit Award for Non-Employee Directors under the Orion Office REIT Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Form 10-Q, filed on December 2, 2021 and incorporated herein by reference).

10.18†
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

10.20†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2023 Awards) (filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 8, 2023 and incorporated herein by reference).

10.21†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2024 Awards) (filed as Exhibit 10.15 to the Company’s Form 10-K filed on February 27, 2024 and incorporated herein by reference).

10.22†
Retirement and Consultancy Agreement by and between Gary E. Landriau and Orion Properties Inc. dated March 5, 2025 (filed as Exhibit 10.20 to the Company’s Form 10-K filed on March 5, 2025 and incorporated herein by reference).

10.23†
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2025 Awards) (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on May 7, 2025 and incorporated herein by reference).

10.24†
Form of Time-Based Restricted Stock Unit Agreement pursuant to the Orion Office REIT Inc. 2021 Equity Incentive Plan (March 2025 Awards) (filed as Exhibit 10.3 to the Company’s Form 10-Q, filed on May 7, 2025 and incorporated herein by reference).

10.25
Cooperation Agreement, dated January 26, 2026, among Orion Properties Inc., The Kawa Fund Limited and Kawa Capital Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2026 and incorporated herein by reference).

19.1*	The Company's Insider Trading Compliance Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recoupment of Incentive Compensation
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Dated: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Paul H. McDowell	Chief Executive Officer, President and Director	March 5, 2026
Paul H. McDowell	(Principal Executive Officer)

/s/ Gavin B. Brandon	Executive Vice President, Chief Financial Officer and Treasurer	March 5, 2026
Gavin B. Brandon	(Principal Financial Officer)

/s/ Revea L. Schmidt	Chief Accounting Officer	March 5, 2026
Revea L. Schmidt	(Principal Accounting Officer)

/s/ Reginald H. Gilyard	Director, Non-Executive Chairman	March 5, 2026
Reginald H. Gilyard

/s/ Kathleen R. Allen	Director	March 5, 2026
Kathleen R. Allen

/s/ Richard J. Lieb	Director	March 5, 2026
Richard J. Lieb

/s/ Gregory J. Whyte	Director	March 5, 2026
Gregory J. Whyte

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Orion Properties Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Properties Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
San Diego, California
March 5, 2026

ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$176,532	$227,145
Buildings, fixtures and improvements	976,676	1,055,307
Total real estate investments, at cost	1,153,208	1,282,452
Less: accumulated depreciation	195,042	177,906
Total real estate investments, net	958,166	1,104,546
Accounts receivable, net	35,333	22,833
Intangible lease assets, net	75,947	95,944
Cash and cash equivalents	22,362	15,600
Restricted cash	38,277	41,570
Real estate assets held for sale, net	12,803	9,671
Other assets, net	27,614	46,258
Total assets	$1,170,502	$1,336,422

LIABILITIES AND EQUITY
Mortgages payable, net	$371,957	$371,222
Credit facility revolver	92,000	119,000
Accounts payable and accrued expenses	40,219	31,585
Below-market lease liabilities, net	18,449	20,596
Distributions payable	1,208	5,633
Other liabilities, net	22,154	23,130
Total liabilities	545,987	571,166

Common stock, $0.001 par value, 100,000,000 shares authorized 56,314,634 and 55,951,876 shares issued and outstanding as of each of December 31, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	1,151,644	1,148,223
Accumulated other comprehensive loss	(5)	(15)
Accumulated deficit	(528,482)	(384,348)
Total stockholders’ equity	623,213	763,916
Non-controlling interest	1,302	1,340
Total equity	624,515	765,256
Total liabilities and equity	$1,170,502	$1,336,422

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2025	2024	2023
Rental	$146,827	$164,055	$194,241
Fee income from unconsolidated joint venture	820	807	800
Total revenues	147,647	164,862	195,041
Operating expenses:
Property operating	64,828	65,151	60,783
General and administrative	20,313	20,094	18,720
Depreciation and amortization	58,746	100,820	109,111
Impairments	99,376	47,552	33,112
Transaction related	898	539	504
Total operating expenses	244,161	234,156	222,230
Other (expenses) income:
Interest expense, net	(31,525)	(32,637)	(29,669)
Gain on disposition of real estate assets	7,058	—	31
Loss on extinguishment of debt, net	—	(1,078)	(504)
Other income	1,286	987	911
Other expenses	(1,584)	—	—
Reserve on member loan to unconsolidated joint venture	(5,926)	—	—
Equity in loss and impairment of investment in unconsolidated joint venture, net	(11,822)	(740)	(435)
Total other (expenses) income, net	(42,513)	(33,468)	(29,666)
Loss before taxes	(139,027)	(102,762)	(56,855)
Provision for income taxes	(259)	(214)	(456)
Net loss	(139,286)	(102,976)	(57,311)
Net (income) loss attributable to non-controlling interest	(23)	(36)	9
Net loss attributable to common stockholders	$(139,309)	$(103,012)	$(57,302)

Weighted average shares outstanding - basic and diluted	56,232	55,903	56,410
Basic and diluted net loss per share attributable to common stockholders	$(2.48)	$(1.84)	$(1.02)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(139,286)	$(102,976)	$(57,311)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	21	249	127
Reclassification of previous unrealized gain on interest rate derivatives into net loss	(11)	—	(6,699)
Total other comprehensive income (loss)	10	249	(6,572)

Total comprehensive loss	(139,276)	(102,727)	(63,883)
Comprehensive (income) loss attributable to non-controlling interest	(23)	(36)	9
Total comprehensive loss attributable to common stockholders	$(139,299)	$(102,763)	$(63,874)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2023	56,639,040	$57	$1,147,014	$6,308	$(178,910)	$974,469	$1,389	$975,858
Net loss	—	—	—	—	(57,302)	(57,302)	(9)	(57,311)
Distributions	—	—	—	—	(22,593)	(22,593)	—	(22,593)
Repurchases of common stock under Share Repurchase Program	(915,637)	(1)	(5,017)	—	—	(5,018)	—	(5,018)
Repurchases of common stock to settle tax obligations	(15,411)	—	(89)	—	—	(89)	—	(89)
Equity-based compensation, net	75,556	—	2,728	—	—	2,728	—	2,728
Other comprehensive loss, net	—	—	—	(6,572)	—	(6,572)	—	(6,572)
Balance, December 31, 2023	55,783,548	56	1,144,636	(264)	(258,805)	885,623	1,380	887,003
Net (loss) income	—	—	—	—	(103,012)	(103,012)	36	(102,976)
Distributions	—	—	—	—	(22,531)	(22,531)	(76)	(22,607)
Repurchases of common stock to settle tax obligations	(48,700)	—	(170)	—	—	(170)	—	(170)
Equity-based compensation, net	217,028	—	3,757	—	—	3,757	—	3,757
Other comprehensive income, net	—	—	—	249	—	249	—	249
Balance, December 31, 2024	55,951,876	56	1,148,223	(15)	(384,348)	763,916	1,340	765,256
Net (loss) income	—	—	—	—	(139,309)	(139,309)	23	(139,286)
Distributions	—	—	—	—	(4,825)	(4,825)	(61)	(4,886)
Repurchases of common stock to settle tax obligations	(135,759)	—	(475)	—	—	(475)	—	(475)
Equity-based compensation, net	498,517	—	3,896	—	—	3,896	—	3,896
Other comprehensive income, net	—	—	—	10	—	10	—	10
Balance, December 31, 2025	56,314,634	$56	$1,151,644	$(5)	$(528,482)	$623,213	$1,302	$624,515

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(139,286)	$(102,976)	$(57,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,746	100,820	109,111
Straight-line rental revenue and other non-cash revenue adjustments, net	(13,334)	180	(5,977)
Impairments	99,376	47,552	33,112
Gain on disposition of real estate assets	(7,058)	—	(31)
Loss on extinguishment of debt, net	—	1,078	504
Amortization of deferred financing costs	3,699	3,686	3,974
Loss on deferred offering costs	576	—	—
Equity-based compensation	3,896	3,757	2,728
Equity in loss and impairment of investment in unconsolidated joint venture, net	11,822	740	435
Reserve on member loan to unconsolidated joint venture	5,926	—	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	1,285	2,546	1,340
Accounts payable, accrued expenses and other liabilities, net	(2,072)	(3,123)	1,203
Net cash provided by operating activities	23,576	54,260	89,088
Cash flows from investing activities:
Investment in real estate assets	—	(34,734)	—
Capital expenditures and leasing costs	(51,692)	(22,576)	(18,442)
Proceeds from disposition of real estate, net	71,526	5,069	21,032
Return of investment from unconsolidated joint venture	—	987	1,840
Origination of member loan to unconsolidated joint venture	(8,328)	(1,400)	—
Principal repayments received on member loan to unconsolidated joint venture	3,124	—	—
Principal repayments received on notes receivable	2,500	1,200	—
Deposits for real estate assets	(775)	(1,350)	(2,340)
Uses and refunds of deposits for real estate assets	425	1,350	2,340
Proceeds from the settlement of property-related insurance claims	—	191	859
Net cash provided by (used in) investing activities	16,780	(51,263)	5,289
Cash flows from financing activities:
Proceeds from mortgages payable	—	18,000	—
Repayment of credit facility term loan	—	—	(175,000)
Proceeds from credit facility revolver	13,000	36,000	175,000
Repayments of credit facility revolver	(40,000)	(33,000)	(59,000)
Payments of deferred financing costs	(8)	(1,302)	(5,663)
Repurchases of common stock under Share Repurchase Program	—	—	(5,018)
Repurchases of common stock to settle tax obligations	(475)	(170)	(89)
Payments of deferred equity offering costs	(94)	—	(41)
Distributions paid	(8,972)	(22,355)	(22,578)
Other financing activities	(338)	(198)	(101)
Net cash used in financing activities	(36,887)	(3,025)	(92,490)

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Net change in cash and cash equivalents and restricted cash	3,469	(28)	1,887

Cash and cash equivalents and restricted cash, beginning of year	57,170	57,198	55,311
Cash and cash equivalents and restricted cash, end of year	$60,639	$57,170	$57,198

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$15,600	$22,473	$20,638
Restricted cash at beginning of year	41,570	34,725	34,673
Cash and cash equivalents and restricted cash at beginning of year	$57,170	$57,198	$55,311

Cash and cash equivalents at end of year	$22,362	$15,600	$22,473
Restricted cash at end of year	38,277	41,570	34,725
Cash and cash equivalents and restricted cash at end of year	$60,639	$57,170	$57,198

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 1 – Organization
Organization
Orion Properties Inc. (the “Company”, “Orion”, “we” or “us”) is an internally managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, and management of a diversified portfolio of office properties located in high-quality suburban markets across the United States and leased primarily on a single-tenant net lease basis to creditworthy tenants. The Company’s portfolio is comprised of traditional office properties, as well as governmental, medical office, flex/laboratory and R&D and flex/industrial properties. As part of its investment strategy, the Company intends to shift its portfolio concentration over time away from traditional office properties, towards more dedicated use assets with specialized uses that include an office component.
The Company was initially formed as a wholly owned subsidiary of Realty Income Corporation (“Realty Income”). Following completion of the merger transaction involving Realty Income and VEREIT, Inc. (“VEREIT”) on November 1, 2021, Realty Income contributed the combined business comprising certain office real properties and related assets previously owned by subsidiaries of Realty Income, and certain office real properties and related assets previously owned by subsidiaries of VEREIT (the “Separation”), to the Company and its operating partnership, Orion Properties LP (“Orion OP”), and on November 12, 2021, effected a special distribution to Realty Income’s stockholders of all the outstanding shares of common stock of the Company (the “Distribution”).
Following the Distribution, the Company became an independent and publicly traded company and its common stock, par value $0.001 per share, trades on the New York Stock Exchange (the “NYSE”) under the symbol “ONL.” The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its initial taxable year ended December 31, 2021.
As of December 31, 2025, the Company owned and operated 58 operating properties with an aggregate of 6.5 million leasable square feet located in 26 states, and eight properties designated as non-operating properties. The Company owned an equity interest in OAP/VER Venture, LLC (the “Arch Street Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of December 31, 2025, the Arch Street Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Reclassification
During the year ended December 31, 2025, the Company elected to separately present restricted cash, which was previously presented in other assets, net, on the consolidated balance sheets to provide greater visibility in future periods of changes in restricted cash in connection with the February 2026 modification of the CMBS Loan. As a result of this change in presentation, the Company has reclassified restricted cash amounts from other assets, net to restricted cash on the consolidated balance sheets for the prior period presented. Additionally, the Company elected to separate other income and other expenses, which were previously consolidated as other income (expenses), net, on the consolidated statements of operations.
These reclassifications had no impact on the reported total assets, net loss or cash flows in the accompanying consolidated financial statements.
Per Share Data
Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding real estate impairments, other than temporary equity method investment impairments, notes receivable reserves and purchase price allocations.
Leases
Lessor
At the inception of a new lease arrangement for which the Company is the lessor, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. As of December 31, 2025, none of the Company’s leases were classified as sales-type leases or direct financing leases.
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
December 31, 2025
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the years ended December 31, 2024 and 2023, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the year ended December 31, 2025.
Periodically the Company receives reimbursements from previous tenants for certain end of lease obligations that are recognized in rental revenue on a cash basis or when the amounts are definitively agreed upon. The Company recognized $3.3 million of such reimbursements during the year ended December 31, 2024. No such reimbursements were recognized during the years ended December 31, 2025 and 2023. Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates, and recognized over the remaining or modified terms of the respective lease. The Company recognized lease termination income of $5.2 million, $2.0 million and $4.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Arch Street Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity was $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion regarding the recognition of these fees on a cash basis beginning in 2026.
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
December 31, 2025
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
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in the Arch Street Joint Venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s reported earnings, distributions received, and

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
other-than-temporary impairments. The Company records its proportionate share of net income (loss) from the Arch Street Joint Venture and other-than-temporary impairments in equity in loss and impairment of investment in unconsolidated joint venture, net in the consolidated statements of operations.
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Arch Street Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the Arch Street Joint Venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the intent and ability to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for further discussion on the Company’s investment in the Arch Street Joint Venture.
Notes Receivable
The Company presents notes receivable at cost, adjusted for a provision for expected credit losses, if any. Interest income on notes receivable is recognized using the effective interest rate method and is included in other income in the consolidated statements of operations. Direct costs incurred in origination of the notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the term of the note using the effective interest rate method. Notes receivable are included in other assets, net in the consolidated balance sheets.
Lifetime expected losses are estimated and recognized on notes receivable rather than incurred losses. The Company assesses its reserve for expected credit losses and adjusts its estimates as needed, which are presented in reserve on member loan to unconsolidated joint venture in the consolidated statements of operations. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture and Note 4 – Receivables and Other Assets for further discussion of reserves against outstanding member loan to the Arch Street Joint Venture as of December 31, 2025.
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
Right-of-Use Assets
The Company’s impairment assessment for right-of-use assets is consistent with the impairment analysis for the Company’s other long-lived assets. No impairments of right-of-use assets were identified during the years ended December 31, 2025, 2024 or 2023. See Note 5 – Fair Value Measures for further discussion.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid funds with original maturities of three months or less. Restricted cash as of December 31, 2025 was primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net) principally for future rent concessions and tenant improvement allowances. In connection with the February 2026 modification of the CMBS Loan discussed in Note 6 – Debt, Net, the Company funded an additional $7.74 million to an all-purpose reserve which may be used for leasing costs and has agreed that a portion of all future excess cash flows from the 19 properties collateralizing the CMBS Loan will be used to continue to fund the all-purpose reserve.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other expenses in the accompanying consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for cash flow hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
During the years ended December 31, 2025, 2024 and 2023, the Company recognized state and local income and franchise tax expense of $0.3 million, $0.2 million and $0.5 million, respectively. State and local income and franchise tax expense is included in provision for income taxes in the accompanying consolidated statements of operations.
The Company regularly analyzes its income tax positions in the jurisdictions in which it operates and only recognizes the income tax effect in the financial statements when certain criteria regarding uncertain tax positions have been met. The Company believes that its material income tax positions would more likely than not be sustained upon examination by the relevant taxing authorities. Therefore, no provisions related to material uncertain income tax positions have been recognized in the accompanying consolidated financial statements during the years ended December 31, 2025, 2024 and 2023. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
Segment Reporting
The Company operates in one business segment: commercial real estate. This segment is characterized as owning, managing and leasing commercial real estate assets under long-term agreements. The chief operating decision maker (“CODM”) of the Company is the chief executive officer. The CODM reviews net loss in the accompanying consolidated statements of operations, when assessing performance and making operating decisions, including the allocation of resources. The CODM uses net loss as it informs comparative period trends for the forecasting process and is the baseline measurement for any additional measures of profit or loss of the Company’s consolidated financial results. Additionally, the CODM reviews the following significant expenses when measuring segment performance: property operating expenses for properties that were substantially vacant or became substantially vacant during the reporting period (“Vacant Property Operating Expenses”) and general and administrative expenses. A property is considered to be substantially vacant with an occupancy rate of 15% or less.
Segment revenues, profit or loss, and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses included in property operating expenses of the accompanying consolidated statements of operations were $18.9 million, $16.3 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the years ended December 31, 2025 and 2023, the Company had no acquisitions. During February 2026 the Company acquired one property, see Note 15 – Subsequent Events, below.
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
Additionally, during the year ended December 31, 2024, the Company acquired for no consideration, the fee simple interest in one parcel of land in connection with the maturity of the tax advantaged bond and ground lease structure. As a result of the transaction, $3.5 million that was previously classified as a finance lease right-of-use asset with respect to such land parcel previously subject to the ground lease was reclassified from other assets, net to land in the accompanying consolidated balance sheet as of December 31, 2024.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total dispositions	10	2	6
Aggregate gross sales price	$80,660	$5,260	$25,425

Gain on disposition of real estate assets	$7,058	$—	$31
Property count	6	—	3

Impairments on disposition of real estate assets	$8,728	$2,720	$575
Property count	4	2	3
As of December 31, 2025, the Company had two properties classified as held for sale with a carrying value of $12.8 million, primarily comprised of land of $3.8 million and building, fixtures and improvements, net, of $9.0 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets. During January 2026, the Company closed on the sale of both held for sale properties, see Note 15 – Subsequent Events, below.
During the years ended December 31, 2025, 2024 and 2023, the Company recorded losses of $19.8 million, $8.6 million and $4.4 million, respectively, related to properties that were classified as held for sale, which are included as part of impairments in the accompanying consolidated statements of operations.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the dates indicated below (in thousands, except weighted average useful life as of December 31, 2025):

	Weighted Average Useful Life (Years)	December 31, 2025	December 31, 2024
Intangible lease assets:
In-place leases, net of accumulated amortization of $152,989 and $169,898, respectively	11.0	$43,906	$68,099
Leasing commissions, net of accumulated amortization of $7,522 and $4,508, respectively	12.6	25,171	21,834
Above-market lease assets, net of accumulated amortization of $12,451 and $12,831, respectively	11.8	1,194	2,041
Deferred lease incentives, net of accumulated amortization of $1,295 and $927, respectively	11.6	5,676	3,970
Total intangible lease assets, net		$75,947	$95,944

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $20,211 and $24,877, respectively	15.2	$18,449	$20,596
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $26.0 million, $51.4 million and $75.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030
In-place leases:
Total projected to be included in amortization expense	$14,873	$7,810	$5,517	$2,797	$2,377
Leasing commissions:
Total projected to be included in amortization expense	$2,764	$2,565	$2,272	$1,980	$1,955
Above-market lease assets:
Total projected to be deducted from rental revenue	$680	$237	$115	$63	$63
Deferred lease incentives:
Total projected to be deducted from rental revenue	$462	$439	$425	$415	$412
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,928	$1,766	$1,682	$1,500	$1,425
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2025 and 2024. The consolidated joint venture had total assets of $24.0 million, including $21.8 million of real estate investments, net of accumulated depreciation and amortization as of December 31, 2025, and total assets of $24.5 million, including $22.6 million of real estate investments, net as of December 31, 2024. The Company’s joint venture partner is the managing member of the joint venture. However, in accordance with the joint venture agreement, the Company has the ability to control the operating and financing policies of the consolidated joint venture and the joint venture partner must obtain the Company’s approval for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Arch Street Joint Venture, as of the dates and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss and Impairment of Investment in Unconsolidated Joint Venture, Net
					Year Ended
Investment	December 31, 2025		December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2023
Arch Street Joint Venture	20%	6	$—	$11,822	$(11,822)	$(740)	$(435)
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
The non-recourse mortgage notes associated with the Arch Street Joint Venture were scheduled to mature on November 27, 2025, subject to one remaining one-year borrower option to extend the maturity until November 27, 2026. The Arch Street Joint Venture exercised the extension option during September 2025. However, in order to extend the debt, the Arch Street Joint Venture is required to make an approximately $16.0 million prepayment of loan principal outstanding to satisfy the 60% loan-to-value extension condition. Due to capital constraints of the Company’s joint venture partner, the joint venture has been unable to make this prepayment. The loan was temporarily extended until February 26, 2026 and the joint venture remains in discussions with the lenders about next steps which may include an additional short-term extension and restructuring of the debt with a lender excess cash flow sweep, and the requirement to sell one or more properties and utilize the net proceeds to prepay principal outstanding under the debt. The Company cannot provide any assurance that the Arch Street Joint Venture will be able to satisfy the loan-to-value condition or otherwise extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the existing payment default.
During November 2024, the Company provided a member loan to the Arch Street Joint Venture of $1.4 million in connection with a partial repayment of the Arch Street Joint Venture mortgage notes to satisfy the maximum 60% loan-to-value

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
extension condition. During February 2025, the Company made an additional member loan of $8.3 million to fund leasing costs related to a lease extension that was completed for one of the properties in the Arch Street Joint Venture portfolio. The Company’s member loan to the Arch Street Joint Venture, which had $6.6 million receivable as of December 31, 2025, is legally entitled to receive interest at 15%, matures on November 27, 2026, and is non-recourse and unsecured, structurally subordinate to the Arch Street Joint Venture mortgage notes. However, interest and principal are payable monthly solely out of the excess cash from the joint venture after payment of property operating expenses, interest and principal on the Arch Street mortgage notes and other joint venture expenses and excess proceeds from the sale of any of the joint venture properties.
Due to the uncertainties with regard to recovery of the Company’s Arch Street Joint Venture investments, the Company recorded an other-than-temporary impairment loss on its investment in the Arch Street Joint Venture, which is included in equity in loss and impairment of investment in unconsolidated joint venture, net in the accompanying consolidated statements of operations, thereby reducing the carrying value of the investment to zero, and recorded a loan loss reserve of $5.9 million against the $6.6 million member loan to the Arch Street Joint Venture during the year ended December 31, 2025. Beginning in 2026, the Company will record management fees from the Arch Street Joint Venture and interest income on the member loan on a cash basis rather than accrual basis.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the dates indicated below (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net	$4,899	$5,852
Straight-line rent receivable, net (1)	30,434	16,981
Total	$35,333	$22,833
____________________________________
(1)The change in straight-line rent receivable, net as of December 31, 2025 compared to December 31, 2024 includes the impact of a $10.8 million decrease in cash rental revenue from the tenant at our Hopewell, New Jersey property due to a scheduled one-year rent concession period beginning in December 2024.
Other assets, net consisted of the following as of the dates indicated below (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use assets, net (1)	$21,260	$22,216
Prepaid expenses	2,130	2,133
Other assets, net	2,038	1,591
Deferred costs, net (2)	1,158	4,596
Notes receivable (3)	678	3,900
Restricted escrow deposits	350	—
Investment in unconsolidated joint venture	—	11,822
Total	$27,614	$46,258
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.4 million and a below-market right-of-use asset, net of $6.3 million as of December 31, 2025. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $10.2 million and a below-market right-of-use asset, net of $6.4 million as of December 31, 2024. Amortization expense for below market right-of-use asset was $0.2 million for the years ended December 31, 2025, 2024 and 2023.
(2)Includes accumulated amortization for deferred costs related to the Original Revolving Facility of $10.0 million and $7.0 million as of December 31, 2025 and 2024, respectively. Amortization expense for deferred costs related to the Original Revolving Facility was $3.0 million, $3.0 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Deferred costs, net as of December 31, 2024 also includes outstanding deferred equity offering costs of $0.6 million, which were expensed against other expenses in the accompanying consolidated statements of operations during the year ended December 31, 2025 in connection with the scheduled expiration of the Company’s universal shelf registration statement during year ended December 31, 2025.
(3)Notes receivable includes a member loan, net of reserves, to the Arch Street Joint Venture discussed in Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture of $0.7 million and $1.4 million as of December 31, 2025 and 2024, respectively. Notes receivable as of December 31, 2024 also includes one $2.5 million long-term seller financed promissory note for one property sold during the year ended December 31, 2023. This loan was structured as a first mortgage loan on the property sold with an unsecured recourse guaranty from the buyer principal and was repaid in full during the year ended December 31, 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Derivative liabilities	$—	$5	$—	$5

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Derivative liabilities	$—	$15	$—	$15
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility with an aggregate notional amount of $75.0 million and $60.0 million as of December 31, 2025 and 2024, respectively (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2025 and 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, right-of-use assets and its investment in the Arch Street Joint Venture, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion of an other-than-temporary impairment recognized on the Company’s investment in the Arch Street Joint Venture during the year ended December 31, 2025.
The following table summarizes the Company’s provisions for real estate asset impairment during the periods indicated below (dollars in thousands). The impairment charges reflect changes in the Company’s future cash flow assumptions for agreed-upon or estimated sales proceeds with respect to real estate assets that were expected to be sold as well as changes to assumptions with regard to management’s intent to sell or lease the real estate assets.

	Year Ended December 31,
	2025	2024	2023
Number of properties	12	12	8

Carrying value of impaired properties	$183,770	$120,469	$68,215
Provisions for impairment	(99,376)	(47,552)	(33,112)
Estimated fair value	$84,394	$72,917	$35,103

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
For the Company’s impairment tests over the real estate assets during the year ended December 31, 2025, the fair value measurements for nine properties were determined based on sales prices under definitive agreements, one property was determined by using a discount rate of 8.9% and a capitalization rate of 8.6%, and two properties were determined based on estimated sales prices based on market data. During the year ended December 31, 2025, the Company recognized impairment charges of $20.6 million for held and used properties, $59.0 million for held for sale properties, and $19.8 million for disposed properties.
For the Company’s impairment tests over the real estate assets during the year ended December 31, 2024, the fair value measurements for nine properties were determined based on sales prices under definitive agreements, two properties were determined by using a weighted average discount rate of 9.3% and a weighted average capitalization rate of 8.8%, and one was determined based on an estimated sales price based on market data. During the year ended December 31, 2024, the Company recognized impairment charges of $33.0 million for held and used properties, $8.6 million for held for sale properties, and $6.0 million for disposed properties.
For the Company’s impairment tests over the real estate assets during the year ended December 31, 2023, the fair value measurements for seven properties were determined based on sales prices under definitive agreements and one property was determined by using a discount rate of 9.0% and a capitalization rate of 8.5%. During the year ended December 31, 2023, the Company recognized impairment charges of $5.9 million for held and used properties and $27.2 million for disposed properties.
The following tables present certain of the Company’s assets which were subject to impairment as of the dates indicated below and therefore, have been measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2025
Assets of properties held for sale	—	12,803	—	12,803

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2024
Assets of properties held and used	$—	$—	$22,903	$22,903
Assets of properties held for sale	—	9,671	—	9,671
Total	$—	$9,671	$22,903	$32,574
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

	Level	Carrying Value at December 31, 2025	Fair Value at December 31, 2025	Carrying Value at December 31, 2024	Fair Value at December 31, 2024
Assets:
Notes receivable	3	$678	$678	$3,900	$3,900

Liabilities (1):
Mortgages payable	2	$373,000	$365,853	$373,000	$352,476
Derivative liabilities	2	5	5	15	15
Total		$373,005	$365,858	$373,015	$352,491
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Notes Receivable – The carrying value of the Company’s long-term promissory notes receivable, net of loan loss reserves, were determined to be at fair value based on management’s estimates of credit spreads and observable market interest rates, representing level 3 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing level 2 on the fair value hierarchy.
Note 6 – Debt, Net
As of December 31, 2025, the Company had debt outstanding of $464.0 million, including net deferred financing costs, with a weighted average years to maturity of 1.2 years and a weighted average effective interest rate for the year ended December 31, 2025 of 5.62%. The following table summarizes the carrying value of debt as of the date and the debt activity for the periods indicated below (in thousands):

		Year Ended December 31, 2025
	Balance as of December 31, 2024	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2025
Mortgages payable:
Outstanding balance	$373,000	$—	$—	$—	$373,000
Deferred costs	(1,778)	—	—	735	(1,043)
Mortgages payable, net	371,222	—	—	735	371,957

Original Revolving Facility	119,000	13,000	(40,000)	—	92,000

Total debt	$490,222	$13,000	$(40,000)	$735	$463,957

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of December 31, 2025 (in thousands):

Total
2026 (1)	$92,000
2027 (1)	355,000
Thereafter	18,000
Total	$465,000
____________________________________
(1)As described below, the Original Revolving Facility was scheduled to mature on May 12, 2026 and the CMBS Loan was scheduled to mature on February 11, 2027 as of December 31, 2025. As described in more detail below, during February 2026, the Company entered into the New Revolving Facility. Also as described in more detail below, during February 2026, the Company entered into an amendment to the CMBS Loan which among other things extended the maturity date two years until February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030.
Credit Agreement
As of December 31, 2025, $92.0 million of principal amount was outstanding under the Original Revolving Facility, and the Original Revolving Facility was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”).
On February 18, 2026, the Company, as parent, and Orion OP, as borrower, entered into a credit agreement for the New Revolving Facility. The credit agreement for the New Revolving Facility includes the following terms and conditions, among others:
•The Original Revolving Facility has been terminated and the indebtedness thereunder has been discharged and paid in full with borrowings under the New Revolving Facility.
•The lenders have agreed to make revolving loans in an aggregate principal balance of up to $215.0 million to Orion OP (a reduction in the lenders’ commitment from $350.0 million pursuant to the Original Revolving Facility). Consistent with the Original Revolving Facility, proceeds from the New Revolving Facility may be used for general corporate purposes and loans under the New Revolving Facility may be prepaid and reborrowed, and unused commitments under the New Revolving Facility may be reduced, at any time, in whole or in part, by Orion OP, without premium or penalty (except for SOFR breakage costs).
•The maturity date of the New Revolving Facility is February 18, 2028, subject to Orion OP’s right to further extend the maturity date for two additional option periods of six months each, upon satisfaction of certain conditions.
•The interest rate applicable to the loans under the New Revolving Facility may be determined, at the election of Orion OP, on the basis of Daily Simple SOFR, Term SOFR or a base rate, plus an applicable margin of 2.75% for SOFR loans and 1.75% for base rate loans (representing a 50-basis point reduction in the applicable margins under the Original Revolving Facility and the 10-basis point SOFR adjustment under the Original Revolving Facility has been eliminated). To the extent that amounts under the New Revolving Facility remain unused, consistent with the Original Revolving Facility, Orion OP is required to pay a quarterly commitment fee on the unused portion of the New Revolving Facility in an amount equal to 0.25% of the unused portion of the New Revolving Facility.
•Orion OP and the Company have agreed to grant the lenders first priority mortgages and deeds of trust on a pool of 28 of the Company’s properties and on any additional properties acquired in the future by the Company and approved by the administrative agent (the “Collateral Properties”), and to provide other customary collateral associated with a first lien on commercial office properties. Collateral Properties may only be released from the applicable lien in connection with a sale of such property to a third party or qualified financing and 100% of the net cash proceeds must be applied to repay borrowings under the New Revolving Facility.
•Consistent with the Original Revolving Facility, Orion OP’s borrowings are also secured by, among other things, first priority pledges of the equity interest in our subsidiaries that own the Collateral Properties (the “Subsidiary Guarantors”).
•Consistent with the Original Revolving Facility, Orion OP’s borrowings under the New Revolving Facility are guaranteed pursuant to a guaranty by each of the Company, Orion Properties Holdings I LLC and the Subsidiary Guarantors.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
•As described further below, Orion OP and the lenders agreed that certain financial covenants must be satisfied by Orion OP.
•Consistent with the Original Revolving Facility, the New Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. If, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use such excess amount to prepay loans under the New Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the New Revolving Facility.
Consistent with the Original Revolving Facility, the New Revolving Facility includes customary representations and warranties of the Company and Orion OP, which must be true and correct in all material respects as a condition to future extensions of credit under the New Revolving Facility. The New Revolving Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of Orion OP under the New Revolving Facility to be immediately due and payable and foreclose on the collateral securing the New Revolving Facility.
The Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of December 31, 2025, the weighted average effective interest rate of the Original Revolving Facility was 7.01%.
The New Revolving Facility requires that Orion OP satisfy certain financial covenants. The Original Revolving Facility has been terminated and replaced by the New Revolving Facility, and therefore the financial covenants under the Original Revolving Facility are no longer relevant or applicable.
The following are the financial covenants applicable to the New Revolving Facility:
•The ratio of total debt to total asset value must be not more than 0.60 to 1.00.
•The ratio of adjusted EBITDA to fixed charges must be not less than 1.50 to 1.00.
•Orion OP’s consolidated tangible net worth must be not less than $740.6 million plus 75% of the net proceeds from any equity offering after the date of the New Revolving Facility.
•Collateral Property Availability must be at least $215.0 million. For this purpose, Collateral Property Availability means 60% of the aggregate as-is appraised value of all Collateral Properties.
•Collateral Property Debt Yield must be at least 13%.
As of December 31, 2025, Orion OP was in compliance with the New Revolving Facility financial covenants.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which is secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.
The CMBS Loan requires monthly payments of interest only and, except as described below under “Loan Extension and Modification Agreement”, all principal is due at maturity.
The CMBS Loan is secured by, among other things, first priority mortgages and deeds of trust granted by the Mortgage Borrowers and encumbering the Mortgaged Properties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The CMBS Loan may be prepaid in whole, but not in part, at any time, upon the satisfaction of certain terms and conditions set forth in the loan agreement governing the CMBS Loan (the “CMBS Loan Agreement”). Further, releases of individual properties are permitted in connection with an arm’s length third party sale upon repayment of the Release Price (as defined in the CMBS Loan Agreement) for the applicable individual property and subject to the satisfaction of other terms and conditions set forth in the CMBS Loan Agreement. Pursuant to the Loan Modification Agreement described below, the lender is entitled to 100% of the net proceeds of any sale to prepay the outstanding principal balance of the CMBS Loan.
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of December 31, 2025, the Company was in compliance with these financial covenants.
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
Loan Extension and Modification Agreement
On February 17, 2026, the Company, through certain of its subsidiaries (the “Mortgage Borrowers”), entered into a loan extension and modification agreement with the lender under the CMBS Loan (“Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
•The maturity date of the CMBS Loan has been extended two years until February 11, 2029, subject to two borrower extension options, with the first giving the Mortgage Borrowers the right to further extend the maturity date for an additional one year until February 11, 2030, and the second giving the Mortgage Borrowers the right to further extend the maturity date for an additional six months, until August 11, 2030, each upon satisfaction of certain conditions, including prepayment of the outstanding principal balance of the CMBS Loan by $2.5 million for the initial one-year additional extension and $10.0 million for the six-month additional extension.
•The fixed annual interest rate on the CMBS Loan of 4.971% is unchanged during all extension terms.
•Upon closing of the Loan Modification Agreement, the Mortgage Borrowers made a $2.05 million partial prepayment of the CMBS Loan.
•A new all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.74 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
•The all-purpose reserve will be used to pay leasing costs and capital expenditures associated with the 19 properties that serve as collateral for the CMBS Loan, as well as to pay any property operating expenses not otherwise fully covered by revenues from the 19 properties.
•The Mortgage Borrowers have agreed that until maturity, the lender will sweep all monthly excess cash flows from the 19 properties, after payment of interest and property operating expenses. During the initial two-year extension period, the lender will apply one-half of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the other half to fund the all-purpose reserve. During any additional extension period, the lender will apply 75% of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the remaining 25% of such excess funds to fund the all-purpose reserve. The all-purpose reserve is subject to a cap of $15.0 million during the one-year additional extension period and $5.0 million during the six-month additional extension period. If the reserve cap has been reached, all additional or excess amounts will be utilized to prepay the outstanding principal balance of the CMBS Loan.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
•The Company agreed to certain additional obligations that are recourse to the Company pursuant to the non-recourse carveout Guaranty described above.
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
The Company’s mortgages payable consisted of the following as of December 31, 2025 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity (2)
Fixed-rate debt	20	$425,431	$373,000	5.02%	1.3
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
(2)During February 2026, the Company entered into an amendment to the CMBS Loan which among other things extended the maturity date two years until February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030.
The table above does not include non-recourse mortgage notes associated with the Arch Street Joint Venture of $128.8 million, of which the Company’s proportionate share was $25.8 million, as of December 31, 2025.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2025 and 2024, the Company had outstanding derivative agreements with aggregate notional amounts of $75.0 million and $60.0 million, respectively, which were designated as cash flow hedges under U.S. GAAP. The interest rate derivative agreements comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The table below presents the fair value of the Company’s derivative financial instruments designated as a cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate collars	Other liabilities, net	$(5)	$(15)
During the years ended December 31, 2025, 2024 and 2023, the Company recorded net unrealized gains of less than $0.1 million, $0.2 million and $0.1 million, respectively, for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the years ended December 31, 2025 and 2023, the Company reclassified previous net gains of less than $0.1 million and $6.7 million from accumulated other comprehensive income (loss) into interest expense, net as a result of the hedged transactions impacting earnings. No such amounts were reclassified from accumulated other comprehensive loss into interest expense during the year ended December 31, 2024.
During the next twelve months, the Company estimates that there will be no amounts reclassified from accumulated other comprehensive loss as an increase to interest expense, net.
Derivatives Not Designated as Hedging Instruments
As of each of December 31, 2025 and 2024, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the dates indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025	$—	$(5)	$—	$—	$(5)	$—	$—	$(5)
December 31, 2024	$—	$(15)	$—	$—	$(15)	$—	$—	$(15)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures:
Cash paid for interest, net (1)	$27,891	$28,955	$25,283
Cash paid for income taxes, net of refunds	$198	$207	$463
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$15,170	$5,804	$6,484
Accrued deferred financing costs	$12	$—	$—
Establishment of right-of-use assets and lease liabilities	$—	$—	$1,232
Distributions declared and unpaid	$1,208	$5,633	$5,578
Land acquired upon finance lease termination	$—	$3,470	$—
Origination of seller financed notes receivable	$—	$—	$3,700
____________________________________

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(1)Net of capitalized interest of $0.5 million for the year ended December 31, 2025. No interest was capitalized during the years ended December 31, 2024 and 2023.
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the dates indicated below (in thousands):

	December 31, 2025	December 31, 2024
Accrued capital expenditures and leasing costs	$15,224	$8,040
Accrued operating and other	10,650	9,141
Accrued real estate and other taxes	9,686	11,228
Accounts payable	2,807	1,159
Accrued interest	1,852	2,017
Total	$40,219	$31,585
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
As of December 31, 2025, the Company had the following estimated total outstanding leasing cost commitments (in thousands):

Total (1)
Tenant improvement allowances (2)	$39,098
Reimbursable landlord work (3)	3,640
Non-reimbursable landlord work (3)	8,630
Total	$51,368
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
For assets financed on the CMBS Loan, the Company has funded reserves with the lender for tenant improvement allowances and rent concessions. As of December 31, 2025, total cash of $38.2 million was reserved for outstanding leasing

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
costs, including $25.5 million for tenant improvement allowances and $12.7 million for rent concession commitments, and is included in restricted cash in the accompanying consolidated balance sheets.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of December 31, 2025, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated position or results of operations.
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
Note 11 – Leases
Lessor
As of December 31, 2025, the Company’s operating leases have non-cancelable lease terms ranging from 0.2 years to 15.6 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed:
Cash rental revenue	$88,373	$117,953	$141,471
Straight-line rental revenue	13,125	(210)	5,649
Lease intangible amortization	769	637	894
Fixed property operating cost reimbursements	6,100	5,881	5,956
Other fixed rental revenue	4,810	1,128	865
Total fixed	113,177	125,389	154,835
Variable:
Variable property operating cost reimbursements	31,314	35,897	36,010
Other variable rental revenue	2,336	2,769	3,396
Total variable	33,650	38,666	39,406
Total rental revenue	$146,827	$164,055	$194,241

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of December 31, 2025 (in thousands).

Future Minimum Base Rent Payments
2026	$85,124
2027	76,919
2028	67,923
2029	51,859
2030	49,840
Thereafter	259,054
Total	$590,719
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of December 31, 2025, the Company’s operating leases had remaining lease terms ranging from 0.1 years to 59.0 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.57% as of December 31, 2025. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. No cash paid for operating lease liabilities was capitalized during the years ended December 31, 2025, 2024 and 2023.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of December 31, 2025 (in thousands).

Future Minimum Lease Payments
2026	$778
2027	752
2028	761
2029	473
2030	447
Thereafter	11,597
Total	14,808
Less: imputed interest	5,170
Total	$9,638
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Distributions
During the years ended December 31, 2025, 2024 and 2023, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
August 5, 2025	September 30, 2025	October 15, 2025	$0.02
November 5, 2025	December 31, 2025	January 15, 2026	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
February 27, 2024	March 29, 2024	April 15, 2024	$0.10
May 7, 2024	June 28, 2024	July 15, 2024	$0.10
August 7, 2024	September 30, 2024	October 15, 2024	$0.10
November 6, 2024	December 31, 2024	January 15, 2025	$0.10

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 7, 2023	March 31, 2023	April 17, 2023	$0.10
May 8, 2023	June 30, 2023	July 17, 2023	$0.10
August 8, 2023	September 29, 2023	October 16, 2023	$0.10
November 9, 2023	December 29, 2023	January 16, 2024	$0.10
On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
The following table sets forth the federal income tax characterization of dividends paid on a percentage basis on the Company’s common stock for the periods indicated below:

	Year Ended December 31,
	2025	2024	2023
Ordinary dividends	—%	—%	—%
Capital gain distributions	—%	—%	—%
Nondividend distributions	100.00%	100.00%	100.00%
Total	100.00%	100.00%	100.00%
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Share Repurchase Program
On November 1, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock until December 31, 2025, as market conditions warrant (the “Share Repurchase Program”). The Company did not purchase any shares under the Share Repurchase Program during the year ended December 31, 2025, and the Share Repurchase Program expired by its terms on December 31, 2025. While the Share Repurchase Program was active, the Company repurchased approximately 0.9 million shares of common stock in multiple open market transactions, at a weighted average share price of $5.46 for an aggregate purchase price of $5.0 million.
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
During the years ended December 31, 2025, 2024 and 2023, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers, other employees and non-employee directors of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of December 31, 2025, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the years ended December 31, 2025, 2024 and 2023 was $3.9 million, $3.7 million and $2.5 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $3.3 million with an aggregate weighted average remaining term of 1.6 years.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table details the activity of the Time-Based RSUs for the periods indicated below:

	Time-Based RSUs	Weighted Average Grant Date Fair Value per Share
Unvested units, January 1, 2023	156,947	$17.12
Granted	363,745	$7.10
Vested	(75,556)	$16.17
Unvested units, December 31, 2023	445,136	$9.09
Granted	771,870	$3.37
Vested	(217,028)	$8.94
Forfeited	(23,015)	$4.89
Unvested units, December 31, 2024	976,963	$4.71
Granted	1,172,019	$2.06
Vested	(467,437)	$5.36
Forfeited	(54,023)	$4.07
Unvested units, December 31, 2025	1,627,522	$2.63
The following table details the activity of the Performance-Based RSUs for the periods indicated below:

	Performance-Based RSUs	Weighted Average Grant Date Fair Value per Share
Unvested units, January 1, 2023	212,154	$13.65
Granted	509,273	$5.83
Unvested units, December 31, 2023	721,427	$8.13
Granted	1,613,592	$2.41
Vested	(31,080)	$17.77
Forfeited	(201,625)	$16.33
Unvested units, December 31, 2024	2,102,314	$2.81
Granted	1,693,856	$1.30
Vested	(104,125)	$7.16
Forfeited	(720,740)	$5.16
Unvested units, December 31, 2025	2,971,305	$1.23
The Company was also required under U.S. GAAP to recognize equity-based compensation expense for awards to its employees who received grants of Realty Income time-based restricted stock units and stock options in connection with the Separation and the Distribution. As of December 31, 2025, there was no remaining unrecognized compensation expense related to Realty Income time-based restricted stock units and stock options and no equity-based compensation expense related to these awards during the during the year ended December 31, 2025. Equity-based compensation expense related to such Realty Income equity-based compensation awards was less than $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(139,286)	$(102,976)	$(57,311)
Net (income) loss attributable to non-controlling interest	(23)	(36)	9
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(139,309)	(103,012)	(57,302)

Weighted average shares of common stock outstanding - basic	56,232	55,903	56,410
Effect of dilutive securities (1)	—	—	—
Weighted average shares of common stock - diluted	56,232	55,903	56,410

Basic and diluted net loss per share attributable to common stockholders	$(2.48)	$(1.84)	$(1.02)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the years ended December 31, 2025, 2024 and 2023.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	80	74	—
Weighted average stock warrants	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On March 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on April 15, 2026 to stockholders of record as of March 31, 2026.
Dispositions
In January 2026, the Company closed on the sale of two properties for an aggregate gross sales price of $13.1 million.
Acquisition
During February 2026, the Company acquired one 75,000 square foot property in Northbrook, Illinois for a gross purchase price of $15.0 million. The property is fully leased to a single tenant through December 2036.
Leasing Activity
During January 2026, the Company completed a 3.0-year lease extension for approximately 160,000 square feet at its property in Buffalo, New York and a new 10.5-year lease for approximately 23,000 square feet at its property in Phoenix, Arizona.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Debt Obligations
As discussed in Note 6 – Debt, Net above, during February 2026, the Company and Orion OP entered into the New Revolving Facility and the Mortgage Borrowers entered into the Loan Modification Agreement with respect to the CMBS Loan.

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2025	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Commercial & Professional Services - Brownsville, TX	$—	$1,740	$11,571	$1,885	$15,196	$(6,122)	4/1/2011	2007
Telecommunication Services - Augusta, GA	—	—	11,128	431	11,559	(5,810)	4/1/2011	2007
Telecommunication Services - Salem, OR	—	1,722	10,074	676	12,472	(5,205)	6/22/2011	2000
Health Care Equipment & Services - St. Louis, MO	12,041	—	38,799	363	39,162	(14,459)	1/22/2013	2009
Government & Public Services - Brownsville, TX	1,345	321	6,803	172	7,296	(2,656)	1/22/2013	2008
Government & Public Services - Parkersburg, WV	—	494	12,902	539	13,935	(4,865)	1/22/2013	2009
Government & Public Services - Paris, TX	2,292	274	5,392	246	5,912	(2,055)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	146	2,086	398	2,630	(828)	1/22/2013	2002
Government & Public Services - Dallas, TX	—	399	9,748	116	10,263	(3,687)	1/22/2013	2011
Government & Public Services - Redding, CA	—	676	20,553	612	21,841	(7,788)	1/22/2013	2003
Government & Public Services - Minneapolis, MN	—	1,046	8,588	—	9,634	(3,180)	1/22/2013	2005
Government & Public Services - Malone, NY	5,134	824	9,485	169	10,478	(3,641)	1/22/2013	2011
Government & Public Services - Sioux City, IA	—	77	4,761	536	5,374	(1,926)	1/22/2013	2011
Government & Public Services - Knoxville, TN	—	761	9,041	432	10,234	(3,535)	1/22/2013	2011
Health Care Equipment & Services - Bedford, TX	34,167	1,608	56,219	—	57,827	(20,814)	1/22/2013	2010
Government & Public Services - Eagle Pass, TX	—	68	811	113	992	(309)	1/22/2013	2002
Transportation - Memphis, TN	17,114	3,570	16,601	1,086	21,257	(6,329)	2/27/2013	1999
Transportation - Columbus, OH	16,014	—	19,637	—	19,637	(7,037)	6/19/2013	2012
Vacant - Deerfield, IL	—	4,093	11,511	(13,564)	2,040	—	8/27/2013	1984
Vacant - Deerfield, IL	—	4,262	11,988	(14,125)	2,125	—	8/27/2013	1984
Vacant - Deerfield, IL	—	4,082	11,484	(13,531)	2,035	—	8/27/2013	1984
Vacant - Deerfield, IL	—	4,089	11,503	(13,553)	2,039	—	8/27/2013	1984
Vacant - Deerfield, IL	—	2,586	7,275	(8,572)	1,289	—	8/27/2013	1976
Vacant - Deerfield, IL	—	3,181	8,947	(10,543)	1,585	—	8/27/2013	1976
Capital Goods - Cedar Rapids, IA	7,000	1,000	12,981	—	13,981	(4,528)	10/10/2013	2013
Health Care Equipment & Services - Providence, RI	—	2,550	21,779	—	24,329	(7,452)	1/31/2014	1985
Materials - East Windsor, NJ	10,391	240	13,446	205	13,891	(4,526)	4/30/2014	2008
Media & Entertainment - East Syracuse, NY	11,002	880	15,817	—	16,697	(5,291)	4/30/2014	2000
Government & Public Services - Cocoa, FL	—	450	949	79	1,478	(141)	11/1/2021	2009
Government & Public Services - Grangeville, ID	—	1,385	3,436	338	5,159	(657)	11/1/2021	2007
Government & Public Services - Fort Worth, TX	—	572	3,985	(2,718)	1,839	(14)	11/1/2021	2010
Government & Public Services - Plattsburgh, NY	—	1,136	2,486	158	3,780	(363)	11/1/2021	2008
Capital Goods - Longmont, CO	—	2,106	12,543	707	15,356	(1,646)	11/1/2021	1993
Telecommunication Services - Richardson, TX	—	1,187	21,037	(9,808)	12,416	(95)	11/1/2021	1986
Health Care Equipment & Services - San Antonio, TX	—	2,125	15,425	471	18,021	(2,004)	11/1/2021	2008

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025 (in thousands)

		Initial Costs (1)		Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025 (3) (4)	Accumulated Depreciation (3) (5)
Property	Encumbrances at December 31, 2025	Land	Buildings, Fixtures and Improvements	Adjustments Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025 (3) (4)	Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Restaurant - Tulsa, OK	$—	$6,865	$34,716	$75	$41,656	$(4,143)	11/1/2021	1995
Consumer Durables & Apparel - Denver, CO	—	3,386	19,727	2,137	25,250	(2,627)	11/1/2021	2001
Vacant - Richardson, TX	—	2,047	12,733	(10,791)	3,989	(31)	11/1/2021	2008
Commercial & Professional Services - Lawrence, KS	—	3,576	2,996	862	7,434	(504)	11/1/2021	1997
Materials - The Woodlands, TX	—	5,772	14,236	3,746	23,754	(2,313)	11/1/2021	2009
Vacant - Englewood, CO	20,537	3,354	14,714	553	18,621	(1,997)	11/1/2021	2009
Media & Entertainment - Milwaukee, WI	—	2,727	18,083	77	20,887	(2,171)	11/1/2021	2001
Telecommunication Services - Nashville, TN	9,291	2,588	9,587	1,273	13,448	(1,391)	11/1/2021	2002
Commercial & Professional Services - The Woodlands, TX	—	2,550	17,481	1,892	21,923	(2,317)	11/1/2021	2014
Retailing - Santee, CA	—	—	9,859	1,551	11,410	(1,427)	11/1/2021	2003
Materials - Glen Burnie, MD	—	3,095	11,466	1,513	16,074	(1,742)	11/1/2021	1984
Vacant - Irving, TX	—	9,267	19,853	1,168	30,288	(2,598)	11/1/2021	1997
Government & Public Services - Covington, KY	—	4,087	56,991	7,506	68,584	(7,682)	11/1/2021	2002
Software & Services - Amherst, NY	—	2,997	2,701	1,304	7,002	(569)	11/1/2021	1986
Capital Goods - Sterling, VA	29,094	10,515	25,393	—	35,908	(3,218)	11/1/2021	2011
Capital Goods - Malvern, PA	11,552	2,607	10,844	18	13,469	(1,480)	11/1/2021	2014
Health Care Equipment & Services - Indianapolis, IN	—	1,430	4,386	271	6,087	(615)	11/1/2021	1993
Health Care Equipment & Services - Plano, TX	—	9,834	35,893	3,476	49,203	(4,787)	11/1/2021	2009
Software & Services - Lincoln, NE	—	—	6,587	11,969	18,556	(1,064)	11/1/2021	2009
Software & Services - Buffalo, NY	—	4,710	36,740	9,686	51,136	(4,476)	11/1/2021	2007
Insurance - Urbana, MD	23,165	4,028	19,888	—	23,916	(2,532)	11/1/2021	2011
Health Care Equipment & Services - Nashville, TN	—	1,165	11,749	168	13,082	(1,558)	11/1/2021	2010
Retailing - Kennesaw, GA	11,430	—	11,141	3,700	14,841	(1,604)	11/1/2021	2012
Capital Goods - Duluth, GA	14,669	3,684	14,786	—	18,470	(1,875)	11/1/2021	1999
Commercial & Professional Services - Parsippany, NJ	—	9,537	9,174	15,370	34,081	(1,711)	11/1/2021	2009
Financial Institutions - Hopewell, NJ	92,663	19,325	57,846	7,664	84,835	(7,671)	11/1/2021	2001
Vacant - Phoenix, AZ	26,099	4,786	21,346	844	26,976	(2,919)	11/1/2021	2012
Vacant - Amherst, NY	—	564	486	—	1,050	(91)	11/1/2021	1988
Materials - San Ramon, CA	18,000	12,250	25,269	—	37,519	(966)	9/11/2024	1984
	$373,000	$186,396	$977,462	$(10,650)	$1,153,208	$(195,042)
____________________________________
(1)Initial costs exclude subsequent impairment charges.
(2)Consists of capital expenditures and real estate development costs, net of condemnations, easements, impairment charges and other adjustments.
(3)Gross intangible lease assets of $250.2 million and the associated accumulated amortization of $174.3 million are not reflected in the table above.
(4)The aggregate cost for federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2025 was approximately $1.7 billion.
(5)Depreciation is computed using the straight-line method over the estimated useful lives of up to 35 years for buildings and five to 20 years for building fixtures and improvements.

ORION PROPERTIES INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025 (in thousands)
The following is a reconciliation of the gross real estate activity for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$1,282,452	$1,320,396	$1,366,625
Additions:
Acquisitions/improvements	50,009	54,405	17,476
Deductions/Other
Sold or disposed of (1)	(33,807)	(20,955)	(7,173)
Impairments	(112,619)	(61,723)	(41,467)
Reclassified to real estate assets held for sale, net	(32,827)	(9,671)	(15,065)
Balance, end of year	$1,153,208	$1,282,452	$1,320,396
The following is a reconciliation of the accumulated depreciation for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$177,906	$158,791	$133,379
Additions:
Depreciation expense	32,659	49,254	34,037
Deductions/Other
Sold or disposed of (1)	(890)	(15,887)	—
Impairments	(14,480)	(14,252)	(8,625)
Reclassified to real estate assets held for sale, net	(153)	—	—
Balance, end of year	$195,042	$177,906	$158,791
____________________________________
(1)Includes the full write-off of the buildings and associated accumulated depreciation of the six-property campus in Deerfield, Illinois during the year ended December 31, 2024.