Form 10-Q
period 2026-03-31
Orion Properties Inc.
filed 2026-05-07
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,830,068 shares of common stock of Orion Properties Inc. outstanding as of May 1, 2026.

ORION PROPERTIES INC.
For the quarterly period ended March 31, 2026

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$178,765	$176,532
Buildings, fixtures and improvements	983,994	976,676
Total real estate investments, at cost	1,162,759	1,153,208
Less: accumulated depreciation	197,281	195,042
Total real estate investments, net	965,478	958,166
Accounts receivable, net	47,644	35,333
Intangible lease assets, net	81,691	75,947
Cash and cash equivalents	10,274	22,362
Restricted cash	50,259	38,277
Real estate assets held for sale, net	—	12,803
Other assets, net	32,945	27,614
Total assets	$1,188,291	$1,170,502

LIABILITIES AND EQUITY
Mortgages payable, net	$366,927	$371,957
Credit facility revolver	127,000	92,000
Accounts payable and accrued expenses	35,318	40,219
Below-market lease liabilities, net	17,939	18,449
Distributions payable	1,137	1,208
Other liabilities, net	30,180	22,154
Total liabilities	578,501	545,987

Common stock, $0.001 par value, 100,000,000 shares authorized 56,830,068 and 56,314,634 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	1,151,892	1,151,644
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(543,432)	(528,482)
Total stockholders’ equity	608,517	623,213
Non-controlling interest	1,273	1,302
Total equity	609,790	624,515
Total liabilities and equity	$1,188,291	$1,170,502

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Rental	$36,134	$37,797
Fee income from unconsolidated joint venture	137	204
Total revenues	36,271	38,001
Operating expenses:
Property operating	14,783	16,450
General and administrative	5,140	4,896
Depreciation and amortization	13,159	16,022
Impairments	6,296	1,709
Transaction related	259	64
Total operating expenses	39,637	39,141
Other (expenses) income:
Interest expense, net	(7,250)	(8,156)
Loss on extinguishment of debt, net	(244)	—
Other income	243	253
Other expenses	(3,319)	—
Recovery of reserve on Member Loan	439	—
Equity in loss of unconsolidated joint venture, net	—	(246)
Total other (expenses) income, net	(10,131)	(8,149)
Loss before taxes	(13,497)	(9,289)
Provision for income taxes	(71)	(66)
Net loss	(13,568)	(9,355)
Net income attributable to non-controlling interest	(10)	(6)
Net loss attributable to common stockholders	$(13,578)	$(9,361)

Weighted average shares outstanding - basic and diluted	56,565	56,043
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.17)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,568)	$(9,355)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	5	14
Total other comprehensive income	5	14

Total comprehensive loss	(13,563)	(9,341)
Comprehensive income attributable to non-controlling interest	(10)	(6)
Total comprehensive loss attributable to common stockholders	$(13,573)	$(9,347)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2026	56,314,634	$56	$1,151,644	$(5)	$(528,482)	$623,213	$1,302	$624,515
Net (loss) income	—	—	—	—	(13,578)	(13,578)	10	(13,568)
Distributions	—	—	—	—	(1,372)	(1,372)	(39)	(1,411)
Repurchases of common stock to settle tax obligations	(270,109)	—	(619)	—	—	(619)	—	(619)
Equity-based compensation, net	785,543	1	867	—	—	868	—	868
Other comprehensive income, net	—	—	—	5	—	5	—	5
Balance, March 31, 2026	56,830,068	$57	$1,151,892	$—	$(543,432)	$608,517	$1,273	$609,790

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256
Net (loss) income	—	—	—	—	(9,361)	(9,361)	6	(9,355)
Distributions	—	—	—	—	(1,327)	(1,327)	(30)	(1,357)
Repurchases of common stock to settle tax obligations	(132,362)	—	(466)	—	—	(466)	—	(466)
Equity-based compensation, net	374,151	—	704	—	—	704	—	704
Other comprehensive income, net	—	—	—	14	—	14	—	14
Balance, March 31, 2025	56,193,665	$56	$1,148,461	$(1)	$(395,036)	$753,480	$1,316	$754,796
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,568)	$(9,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,159	16,022
Straight-line rental revenue and other non-cash revenue adjustments, net	1,824	(3,736)
Impairments	6,296	1,709
Loss on extinguishment of debt, net	244	—
Amortization of deferred financing costs	845	912
Equity-based compensation	868	704
Equity in loss of unconsolidated joint venture, net	—	246
Recovery of reserve on Member Loan	(439)	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(9,906)	(1,538)
Accounts payable, accrued expenses and other liabilities, net	(7,048)	(7,211)
Net cash used in operating activities	(7,725)	(2,247)
Cash flows from investing activities:
Investment in real estate assets	(14,138)	—
Capital expenditures and leasing costs	(16,815)	(5,630)
Proceeds from disposition of real estate, net	12,803	—
Origination of Member Loan	—	(8,328)
Principal repayments received on Member Loan	1,117	845
Deposits for real estate assets	(300)	—
Uses and refunds of deposits for real estate assets	650	—
Net cash used in investing activities	(16,683)	(13,113)
Cash flows from financing activities:
Payments on mortgages payable	(2,722)	—
Proceeds from the Original Revolving Facility	18,000	13,000
Repayments of the Original Revolving Facility	(110,000)	—
Proceeds from New Revolving Facility	127,000	—
Payments of deferred financing costs	(5,874)	—
Repurchases of common stock to settle tax obligations	(619)	(466)
Distributions paid	(1,128)	(5,595)
Other financing activities	(355)	(272)
Net cash provided by financing activities	24,302	6,667
Net change in cash and cash equivalents and restricted cash	(106)	(8,693)

Cash and cash equivalents and restricted cash, beginning of year	60,639	57,170
Cash and cash equivalents and restricted cash, end of period	$60,533	$48,477

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,362	$15,600
Restricted cash at beginning of year	38,277	41,570
Cash and cash equivalents and restricted cash at beginning of year	$60,639	$57,170

Cash and cash equivalents at end of period	$10,274	$9,384

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Restricted cash at end of period	50,259	39,093
Cash and cash equivalents and restricted cash at end of period	$60,533	$48,477
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
As of March 31, 2026, the Company owned and operated 59 operating properties, with an aggregate of 6.6 million leasable square feet located in 27 states, and six non-operating properties. The six non-operating properties were sold during April 2026. See Note 15 – Subsequent Events for further details. The Company owned an equity interest in OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of March 31, 2026, the Unconsolidated Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
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
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal, recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
Reclassification
Other income and other expenses, which were previously combined as other income (expenses), net on the consolidated statements of operations, have been separately presented for all prior periods presented to be consistent with the presentation for the three months ended March 31, 2026. This reclassification had no impact on the reported net loss in the accompanying consolidated statements of operations.
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2026, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the three months ended March 31, 2025.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates and recognized over the remaining or modified terms of the respective lease. During the three months ended March 31, 2026 and 2025, the Company recognized lease termination income of $1.9 million and $0.8 million, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Unconsolidated Joint Venture in exchange for market-based fees. Total asset and property management fees earned in connection with this entity were $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion regarding the recognition of these fees on a cash basis beginning with the three months ended March 31, 2026.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid funds with original maturities of three months or less. Restricted cash as of March 31, 2026 was primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net). In connection with the February 2026 modification of the CMBS Loan discussed in Note 6 – Debt, Net, a new all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date), the Company funded an additional $7.74 million into the all-purpose reserve, and the Company agreed that a portion of all future excess cash flows from the 19 properties will be used to continue to fund the all-purpose reserve. The all-purpose reserve may be used to pay leasing costs and capital expenditures associated with the 19 properties collateralizing the CMBS Loan, as well as to pay any property operating expenses not otherwise fully covered by revenues from the 19 properties.
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
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses included in property operating expenses of the accompanying consolidated statements of operations were $3.0 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures). ASU 2024-03 serves to improve disclosures about a public business entity’s expenses and provide detailed information about expense categories commonly presented in cost of sales, research and development and selling, general, and administrative expenses. The standard requires public business entities to disaggregate expense captions from the consolidated statements of operations, in tabular format, if they include expense categories such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a prospective or retrospective basis. Although the Company does not expect the standard to have a material impact on its consolidated financial statements, it is expected to result in incremental disclosures within the notes to consolidated financial statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2026, the Company acquired one 75,000 square foot flex/R&D facility located in Northbrook, Illinois for a gross purchase price of $15.0 million and net purchase price of $14.2 million, which includes capitalized external acquisition-related expenses of $0.1 million and is net of $0.9 million of adjustments to and credits against the gross purchase price agreed to by the Company pursuant to the purchase and sale agreement. The property is fully leased to a single tenant through December 2036.
During the three months ended March 31, 2025, the Company had no acquisitions.
The following table presents the allocation of the purchase consideration and capitalized transaction costs to the assets acquired and liabilities assumed based on their relative fair values during the three months ended March 31, 2026 (in thousands):

Real estate investment, at cost:
Land	$2,724
Building, fixtures and improvements	5,041
Total real estate investment, at cost	7,765
Acquired intangible assets:
Intangible lease asset	6,421
Net assets acquired	$14,186
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2026, the Company closed on the sale of two properties for an aggregate gross sales price of $13.1 million. The two properties were classified as held for sale as of December 31, 2025, at which time the Company recorded impairment losses of $12.1 million. Accordingly, no gain or impairment on disposition of real estate assets was recognized on the sales during the three months ended March 31, 2026. Subsequent to March 31, 2026, the Company closed on the sale of six properties in Deerfield, Illinois and one property in Glen Burnie, Maryland. See Note 15 – Subsequent Events for further details.
During the three months ended March 31, 2025, the Company had no dispositions.
As of March 31, 2026, the Company had no properties classified as held for sale.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the dates indicated below (in thousands, except weighted average useful life as of March 31, 2026):

	Weighted Average Useful Life (Years)	March 31, 2026	December 31, 2025
Intangible lease assets:
In-place leases, net of accumulated amortization of $157,459 and $152,989, respectively	11.3	$45,857	$43,906
Leasing commissions, net of accumulated amortization of $8,300 and $7,522, respectively	12.7	28,332	25,171
Above-market lease assets, net of accumulated amortization of $12,650 and $12,451, respectively	12.4	995	1,194
Deferred lease incentives, net of accumulated amortization of $1,457 and $1,295, respectively	12.7	6,507	5,676
Total intangible lease assets, net		$81,691	$75,947

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $20,721 and $20,211, respectively	15.3	$17,939	$18,449
The aggregate amount of amortization of above-market and below-market leases included as a net increase to rental revenue in the accompanying statements of operations was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The aggregate amount of amortization of deferred lease incentives included as a net decrease to rental revenue was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense in the accompanying statements of operations was $5.3 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031
In-place leases:
Total projected to be included in amortization expense	$10,900	$8,403	$6,110	$3,390	$2,969	$2,595
Leasing commissions:
Total projected to be included in amortization expense	$2,338	$3,025	$2,732	$2,440	$2,415	$2,360
Above-market lease assets:
Total projected to be deducted from rental revenue	$482	$237	$115	$63	$63	$34
Deferred lease incentives:
Total projected to be deducted from rental revenue	$399	$532	$518	$508	$505	$503
Below-market lease liabilities:
Total projected to be added to rental revenue	$1,418	$1,766	$1,682	$1,500	$1,425	$1,135

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Unconsolidated Joint Venture, as of the dates and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss of Unconsolidated Joint Venture, Net
					Three Months Ended
Investment	March 31, 2026		March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Unconsolidated Joint Venture	20%	6	$—	$—	$—	$(246)
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
The non-recourse mortgage notes associated with the Unconsolidated Joint Venture, which had an outstanding principal balance of $128.2 million as of May 7, 2026, experienced a payment default at maturity during February 2026. The lenders’ agent under the loan has issued a default notice and has informed the joint venture that it intends to seek to compel a sale of the properties in the joint venture in order to repay the loan. As a result of the ongoing default, the lenders have various rights and remedies that are customary in a non-recourse mortgage financing, such as to implement an excess cash flow sweep, collect default interest, institute a proceeding for foreclosure and apply for the appointment of a receiver. The joint venture remains in discussions with the lenders about next steps which may include a short-term extension and restructuring of the debt with a lender excess cash flow sweep and the requirement to sell one or more properties and utilize the net proceeds to prepay principal outstanding under the debt. The Company cannot provide any assurance that the Unconsolidated Joint Venture will be able to extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the ongoing payment default.
Due to the uncertainties with regard to recovery of its investments in the Unconsolidated Joint Venture, the Company recorded an other-than-temporary impairment loss on its investment in the Unconsolidated Joint Venture as of December 31, 2025, thereby reducing the carrying value of the investment to zero, and has recorded a loan loss reserve for the entire outstanding principal of its member loan to the Unconsolidated Joint Venture (the “Member Loan”). The Company accounts for its investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, its share of losses exceeded the carrying amount of its investment. Accordingly, the Company has suspended recognition of its share of additional losses and will resume recognizing its share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously recognized losses. The Company has not recognized any further losses in excess of its investment and no contingent liabilities have been recorded related to the Unconsolidated Joint Venture as of and for the three months ended March 31, 2026. Additionally, beginning January 1, 2026, the Company is recording management fees from the Unconsolidated Joint Venture and interest income on the Member Loan on a cash basis rather than an accrual basis.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the dates indicated below (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net (1)	$13,776	$4,899
Straight-line rent receivable, net	33,868	30,434
Total	$47,644	$35,333
____________________________________
(1)The change in accounts receivable, net as of March 31, 2026 compared to December 31, 2025 includes $4.8 million of reimbursement revenue in connection with landlord work performed at the Company’s Lincoln, Nebraska property and $1.9 million of reimbursement revenue for certain end of lease obligations from the tenant at the Company’s East Syracuse, New York property, each recognized during the three months ended March 31, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Other assets, net consisted of the following as of the dates indicated below (in thousands):

	March 31, 2026	December 31, 2025
Right-of-use assets, net (1)	$23,667	$21,260
Deferred costs, net (2)	3,824	1,158
Prepaid expenses	3,656	2,130
Other assets, net	1,798	2,038
Notes receivable (3)	—	678
Restricted escrow deposits	—	350
Total	$32,945	$27,614
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $11.9 million and a below-market right-of-use asset, net of $6.2 million as of March 31, 2026. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.4 million and a below-market right-of-use asset, net of $6.3 million as of December 31, 2025. Amortization expense for below market right-of-use asset was less than $0.1 million for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, the Company recognized a $2.7 million operating lease right-of-use asset in connection with the relocation of its Phoenix corporate office following the scheduled expiration of the previous Phoenix corporate office sub-lease in February 2026.
(2)Includes accumulated amortization for deferred costs related to the New Revolving Facility, as defined in Note 6 – Debt, Net, of $0.2 million as of March 31, 2026, and related to the Original Revolving Facility, as defined in Note 6 – Debt, Net, of $10.0 million as of December 31, 2025. Amortization expense for deferred costs related to the Original and New Revolving Facilities was $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company capitalized additional deferred costs of $3.5 million in connection with the New Revolving Facility and wrote-off net deferred costs of $0.2 million to loss on extinguishment of debt, net in the consolidated statements of operations in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and resulting net reduction in total borrowing capacity.
(3)Notes receivable includes a Member Loan, net of reserves, discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture. The gross balance receivable on the Member Loan was $5.5 million and $6.6 million as of March 31, 2026 and December 31, 2025, respectively. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion regarding the loan loss reserve recorded against the Member Loan. During the three months ended March 31, 2026, the Company received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved and is recognized in recovery of reserve on Member Loan in the accompanying consolidated statements of operations during the three months ended March 31, 2026.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Derivative liabilities	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Derivative liabilities	$—	$5	$—	$5
Derivative Liabilities – The Company’s derivative financial instruments comprise interest rate collar agreements entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility with an aggregate notional amount of $75.0 million as of March 31, 2026 and December 31, 2025 (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2026 and December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, right-of-use assets and its investment in the Unconsolidated Joint Venture, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of such assets may not be recoverable. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion of an other-than-temporary impairment recognized on the Company’s investment in the Unconsolidated Joint Venture as of December 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
Number of properties	1	2

Carrying value of impaired properties	$11,293	$13,643
Provisions for impairment	(6,296)	(1,709)
Estimated fair value	$4,997	$11,934
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
For the Company’s impairment tests over the real estate assets during the three months ended March 31, 2026, the fair value measurement for one property was determined by using a discount rate of 10.5% and a capitalization rate of 10.0%. During the three months ended March 31, 2026, the Company recognized impairment charges of $6.3 million for held and used properties.
For the Company’s impairment tests over the real estate assets during the three months ended March 31, 2025, the fair value measurements for two properties were determined based on the sales prices under definitive agreements. During the three months ended March 31, 2025, the Company recognized impairment charges of $1.7 million for held for sale properties and no impairment charges were recognized for held and used properties or disposed properties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The following tables present certain of the Company’s assets which were subject to impairment as of the dates indicated below and therefore, have been measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of March 31, 2026
Assets of properties held and used	$—	$—	$4,997	$4,997

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2025
Assets of properties held for sale	—	12,803	—	12,803
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

	Level	Carrying Value at March 31, 2026	Fair Value at March 31, 2026	Carrying Value at December 31, 2025	Fair Value at December 31, 2025
Assets:
Notes receivable	3	—	—	678	678

Liabilities (1):
Mortgages payable	2	$370,278	$347,660	$373,000	$365,853
New Revolving Facility (2)	2	127,000	127,000	—	—
Derivative liabilities	2	—	—	5	5
Total		$497,278	$474,660	$373,005	$365,858
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
(2)The carrying value and fair value for the Original Revolving Facility has been excluded from the table as of December 31, 2025, as its maturity date was less than one-year from the reporting date.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Note 6 – Debt, Net
As of March 31, 2026, the Company had debt outstanding of $493.9 million, including net deferred financing costs, with a weighted average years to maturity of 2.7 years (exclusive of borrower extension options) and a weighted average effective interest rate for the three months ended March 31, 2026 of 5.39%. The following table summarizes the carrying value of debt as of the date and the debt activity for the periods indicated below (in thousands):

		Three Months Ended March 31, 2026
	Balance as of December 31, 2025	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2026
Mortgages payable:
Outstanding balance	$373,000	$—	$(2,722)	$—	$370,278
Deferred costs	(1,043)	(2,536)	—	228	(3,351)
Mortgages payable, net	371,957	(2,536)	(2,722)	228	366,927

Credit facility revolver
Original Revolving Facility	92,000	18,000	(110,000)	—	—
New Revolving Facility	—	127,000	—	—	127,000
Credit facility revolver	92,000	145,000	(110,000)	—	127,000

Total debt	$463,957	$142,464	$(112,722)	$228	$493,927
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of March 31, 2026 (in thousands). The maturity dates reflected in the table exclude any borrower extension options under the Company’s debt obligations.

Total
April 1, 2026 to December 31, 2026	$—
2027	—
2028	127,000
2029	352,278
2030	—
2031	18,000
Total	$497,278
Credit Agreement
The Company’s prior $350.0 million senior revolving credit facility (the “Original Revolving Facility”) was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”).
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
•Orion OP’s borrowings are also secured by, among other things, first priority pledges of the equity interest in the Company’s subsidiaries that own the Collateral Properties (the “Subsidiary Guarantors”).
•Orion OP’s borrowings under the New Revolving Facility are guaranteed pursuant to a guaranty by each of the Company, Orion Properties Holdings I LLC and the Subsidiary Guarantors.
•The New Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. If, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use such excess amount to prepay loans under the New Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the New Revolving Facility.
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
•Collateral Property Debt Yield must be at least 13%.
As of March 31, 2026, Orion OP was in compliance with the New Revolving Facility financial covenants.
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
The Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of March 31, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.38%.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2026, the Company was in compliance with these financial covenants.
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
Loan Extension and Modification Agreement
On February 17, 2026, the Mortgage Borrowers, entered into a loan extension and modification agreement with the lender under the CMBS Loan (“Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
The Company’s consolidated debt consisted of the following as of March 31, 2026 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity (2)
Fixed-rate debt	20	$414,983	$370,278	5.02%	3.0
Variable-rate debt	28	498,400	127,000	6.38%	1.9
Total	48	$913,383	$497,278
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
(2)During February 2026, the Company entered into an amendment to the CMBS Loan which among other things, extended the maturity date two years until February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030. During February 2026, the Company refinanced the Original Revolving Facility with the New Revolving Facility which among other things, extends the maturity date until February 18, 2028, subject to two borrower extension options of six months each.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2026 and December 31, 2025, the Company had an outstanding derivative agreement with a notional amount of $75.0 million, which was designated as a cash flow hedge under U.S. GAAP. The interest rate derivative agreement comprises of an interest rate collar agreement entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
The table below presents the fair value of the Company’s derivative financial instruments designated as a cash flow hedge as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate collars	Other liabilities, net	—	(5)
During the three months ended March 31, 2026 and 2025, the Company recorded net unrealized gains of less than $0.1 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three months ended March 31, 2026 and 2025, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive loss into interest expense as a result of the hedged transactions impacting earnings. During the next twelve months, the Company estimates that no amounts will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2026 and December 31, 2025, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the dates indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—
December 31, 2025	$—	$(5)	$—	$—	$(5)	$—	$—	$(5)

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:
Cash paid for interest, net (1)	$6,350	$7,164
Cash paid for income taxes, net of refunds	$17	$(33)
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$11,670	$7,260
Establishment of right-of-use assets and lease liabilities	$2,666	$—
Distributions declared and unpaid	$1,137	$1,124
Accrued deferred financing costs	$178	$—
Accrued acquisition costs	$48	$—
____________________________________
(1)Net of capitalized interest of $0.3 million for the three months ended March 31, 2026. No interest was capitalized during the three months ended March 31, 2025.
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the dates indicated below (in thousands):

	March 31, 2026	December 31, 2025
Accrued capital expenditures and leasing costs	$18,187	$15,224
Accrued operating and other	6,696	10,650
Accrued real estate and other taxes	5,589	9,686
Accounts payable	3,032	2,807
Accrued interest	1,814	1,852
Total	$35,318	$40,219
Note 10 – Commitments and Contingencies
Leasing
As part of its ordinary re-leasing activities, the Company has agreed and anticipates that it will continue to agree to provide rent concessions to tenants and incur leasing costs with respect to its properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions. These commitments could be significant and are expected to vary due to factors such as competitive market conditions for leasing commercial office space and the volume of square footage subject to re-leasing by the Company.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
As of March 31, 2026, the Company had the following estimated total outstanding leasing cost commitments (in thousands):

Total (1)
Tenant improvement allowances	$38,810
Reimbursable landlord work (2)	2,234
Non-reimbursable landlord work (2)	3,842
Total	$44,886
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
For assets financed on the CMBS Loan, the Company has funded an all-purpose reserve with the lender which had total cash reserves of $46.1 million as of March 31, 2026 and may be used for leasing costs and capital expenditures.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of March 31, 2026, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated position or results of operations.
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
Note 11 – Leases
Lessor
As of March 31, 2026, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.4 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed:
Cash rental revenue	$26,511	$23,642
Straight-line rental revenue	(1,830)	3,631
Lease intangible amortization	150	250
Fixed property operating cost reimbursements	1,659	1,509
Other fixed rental revenue	1,900	703
Total fixed	28,390	29,735
Variable:
Variable property operating cost reimbursements	7,208	7,460
Other variable rental revenue	536	602
Total variable	7,744	8,062
Total rental revenue	$36,134	$37,797
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of March 31, 2026 (in thousands).

Future Minimum Base Rent Payments
April 1, 2026 - December 31, 2026	$66,026
2027	82,565
2028	73,809
2029	58,591
2030	56,722
2031	52,473
Thereafter	281,589
Total	$671,775
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of March 31, 2026, the Company’s operating leases had remaining lease terms ranging from 2.8 years to 58.8 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.79% as of March 31, 2026. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended March 31, 2026 and 2025. No cash paid for operating lease liabilities was capitalized during the three months ended March 31, 2026 and 2025.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of March 31, 2026 (in thousands).

Future Minimum Lease Payments
April 1, 2026 - December 31, 2026	$707
2027	1,355
2028	1,380
2029	1,108
2030	1,098
2031	833
Thereafter	11,149
Total	17,630
Less: imputed interest	5,499
Total	$12,131
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
Distributions
During the three months ended March 31, 2026 and 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
On May 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2026, payable on July 15, 2026, to stockholders of record as of June 30, 2026.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
During the three months ended March 31, 2026 and 2025, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers and other employees of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of March 31, 2026, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three months ended March 31, 2026 and 2025 was $0.9 million and $0.7 million, respectively. As of March 31, 2026, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $5.0 million, with an aggregate weighted average remaining term of 2.2 years.
Note 14 – Net Loss Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,568)	$(9,355)
Net income attributable to non-controlling interest	(10)	(6)
Net loss attributable to common stockholders and used in basic and diluted net loss per share	(13,578)	(9,361)

Weighted average shares of common stock outstanding - basic	56,565	56,043
Effect of dilutive securities (1)	—	—
Weighted average shares of common stock - diluted	56,565	56,043

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.17)
____________________________________
(1)There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three months ended March 31, 2026 and 2025.
The following were excluded from diluted net loss per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	698	267
Weighted average stock warrants	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
Note 15 – Subsequent Events
Distributions
On May 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2026, payable on July 15, 2026 to stockholders of record as of June 30, 2026.
Dispositions
Subsequent to March 31, 2026, the Company closed on the sale of the 37.4 acre Deerfield, Illinois properties for a gross sales price of $13.1 million, where we completed the demolition of the six buildings during the three months ended December 31, 2025, and the 120,000 square foot property in Glen Burnie, Maryland for a gross sales price of $22.5 million.

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
•our strategic review process is and will continue to be costly and time-consuming and may not result in a transaction, and any transaction that occurs may not increase stockholder value;
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
•our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms and in a timely manner, or at all, or that the lenders may seek to enforce their remedies due to the existing payment default under the Unconsolidated Joint Venture mortgage notes;
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that our joint venture partner may be unable or unwilling to contribute its share of capital requirements and we may be unable to recover our investment in the Unconsolidated Joint Venture;
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated from time to time in any of the Company’s Quarterly Reports filed during the year ended December 31, 2026.
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of March 31, 2026, multiplied by 12. Annualized base rent is not indicative of future performance.
Historically, the we have included our proportionate share of the Unconsolidated Joint Venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics. This includes among other line items and metrics, our proportionate share of annualized base rent, occupied square feet, rentable square feet and weighted average remaining lease term from the six Unconsolidated Joint Venture properties. Due to the uncertainty with regard to the recovery of our investment in the Unconsolidated Joint Venture, beginning January 1, 2026, we will no longer include the proportionate share of the joint venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics.
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
Real Estate Portfolio
As of March 31, 2026, we owned and operated 59 operating properties with an aggregate of 6.6 million leasable square feet and annualized base rent of $115.2 million, located within 27 states and an occupancy rate of 83.1% and a weighted average remaining lease term of 5.9 years. As of March 31, 2026, we had six non-operating properties, all of which were sold during April 2026.
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

Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 9.7% and 11.7% of our annualized base rent are scheduled to expire during the remainder of 2026 and in 2027, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets; in addition, the impact of a future prolonged federal government shutdown, similar to the shutdown that began in the third quarter of 2025 and the partial shutdown that began in the first quarter of 2026, may cause increased government budgetary pressures and uncertainty surrounding budgetary priorities. These factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
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
As of March 31, 2026, 69.2%, 24.6% and 6.2% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of March 31, 2026, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

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
Basis of Presentation
The consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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

Significant Transactions Summary
Activity through March 31, 2026 and Subsequent Events
Real Estate Operations
•During the three months ended March 31, 2026, we completed approximately 355,000 square feet of lease extensions and new leases across three different properties and a weighted average lease term of 7.8 years.
•During February 2026, we acquired one 75,000 square foot property in Northbrook, Illinois for a gross purchase price of $15.0 million. The property is fully leased to a single tenant through December 2036.
•During the three months ended March 31, 2026, we closed on the sale of two non-operating properties totaling approximately 516,000 square feet for an aggregate gross sales price of $13.1 million.
•Subsequent to the three months ended March 31, 2026, we closed on the sale of the 37.4 acre Deerfield, Illinois properties for a gross sales price of $13.1 million, where we completed the demolition of the six buildings during the three months ended December 31, 2025, and the 120,000 square foot property in Glen Burnie, Maryland for a gross sales price of $22.5 million.
•As of May 7, 2026, we have pending agreements in place to sell three additional properties for an aggregate gross sales price of $46.0 million, including an approximately 140,000 square foot traditional office property for a gross sales price of $35.0 million with proceeds expected to be used to paydown outstanding principal on the Company’s CMBS Loan (as defined below), an approximately 35,000 square foot near-term vacant property for a gross sales price of $3.4 million, and our proportionate share of the gross sales price of one Unconsolidated Joint Venture property of $7.7 million with proceeds expected to be used to paydown outstanding principal on the Unconsolidated Joint Venture non-recourse mortgage notes. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
Debt
•On February 18, 2026, the Company entered into a credit agreement for the New Revolving Facility and the Original Revolving Facility was terminated and the indebtedness thereunder discharged and paid in full with borrowings under the New Revolving Facility. Among other things, the New Revolving Facility extended the maturity date under the Original Revolving Facility until February 18, 2028, subject to two six-month borrower extension options until February 18, 2029 if we satisfy certain conditions, reduced the lenders’ commitment to $215.0 million to more closely align with our business plan, reduced the interest rate margin on our borrowings by 50-basis points and eliminated the 10-basis point SOFR adjustment. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the New Revolving Facility.
•Also during February 2026, the Company entered into an amendment to the CMBS Loan which, among other things, extended the maturity date two years until February 11, 2029, subject to two borrower extension options for a total of 18 months until August 11, 2030 if certain conditions have been satisfied. The fixed interest rate on the CMBS Loan is unchanged during the extension terms. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the amendment to the CMBS Loan.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026 (record date March 31, 2026), which was paid on April 15, 2026.
•On May 5, 2026 the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2026, payable on July 15, 2026 to stockholders of record as of June 30, 2026.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our consolidated operating properties as of the dates indicated below:

	March 31, 2026	December 31, 2025
Portfolio Metrics
Operating properties	59	58
Non-operating properties	6	8
Rentable square feet (in thousands) (1) (2)	6,621	6,546
Annualized base rent (in thousands) (1)	$115,234	$107,278
Occupancy rate (1) (3)	83.1%	78.1%
Leased rate (1) (4)	83.3%	80.1%
Investment-grade tenants (1) (5)	64.8%	67.7%
Weighted average remaining lease term (in years) (1)	5.9	5.6
____________________________________
(1)As of January 1, 2026, the Company no longer includes the proportionate share of the Unconsolidated Joint Venture’s financial statement line items and operating metrics in its non-GAAP metrics and other operating metrics. This change has been applied retrospectively to rentable square feet, annualized base rent, occupancy rate, leased rate, investment-grade tenants and weighted average remaining lease term as of December 31, 2025, for comparison purposes.
(2)Represents leasable square feet of operating properties.
(3)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties.
(4)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(5)Based on annualized base rent of our real estate portfolio as of March 31, 2026. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Financial Metrics
Total revenues	$36,271	$38,001
Net loss attributable to common stockholders	$(13,578)	$(9,361)
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.17)

FFO attributable to common stockholders (1)	$5,843	$8,805
FFO attributable to common stockholders per diluted share (1)	$0.10	$0.16

Core FFO attributable to common stockholders (1)	$11,741	$10,653
Core FFO attributable to common stockholders per diluted share (1)	$0.21	$0.19
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 5.9 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result of the above factors, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of March 31, 2026, we had the following estimated total outstanding rent concessions and leasing costs commitment (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$17,181	1,437	$11.96
Tenant improvement allowances	38,810	1,741	$22.29
Reimbursable landlord work (3)	2,234	128	$17.45
Non-reimbursable landlord work (3)	3,842	1,114	$3.45
Total	$62,067	2,815	$22.05
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on the CMBS Loan, we have funded an all-purpose reserve with the lender which had total cash reserves of $46.1 million as of March 31, 2026 and may be used for leasing costs and capital expenditures.

During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended March 31, 2026
	New Leases	Renewals	Total
Number of leases	2	1	3
Rentable square feet leased	195	160	355
Weighted average lease term (by rentable square feet) (years) - firm term (1)	11.8	3.0	7.8
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	11.8	3.0	7.8
Weighted average new term rental rate per rentable square foot per year (cash basis)	$16.25	$38.21	$26.14
Weighted average rental rate change (cash basis) (2) (3)	N/A	2.5%	2.5%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$5.66	$2.99	$5.20
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$5.66	$2.99	$5.20

	Three Months Ended March 31, 2025
	New Leases	Renewals (6)	Total
Number of leases	1	3	4
Rentable square feet leased	160	220	380
Weighted average lease term (by rentable square feet) (years) - firm term (1)	10.0	4.3	6.7
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	10.0	4.3	6.7
Weighted average new term rental rate per rentable square foot per year (cash basis)	$29.85	$25.06	$27.08
Weighted average rental rate change (cash basis) (2) (3)	N/A	(17.9)%	(17.9)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$7.79	$4.62	$6.61
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$7.79	$4.62	$6.61
____________________________________
(1)Firm term includes the non-cancellable portion of the lease term and any cancellable portion of the lease term if the tenant's right to cancel requires payment of a termination fee. Non-firm term includes the firm term plus the portion of the lease term, principally under our United States Government leases, where the tenant has the right to terminate without payment of a termination fee.
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
(3)Excludes two new leases for approximately 195,000 square feet for the three months ended March 31, 2026 that had been or will be vacant for more than 12 months at the time the new lease commences. Excludes one new lease for approximately 160,000 square feet during the three months ended March 31, 2025.
(4)Includes tenant improvement allowances and base building allowances, certain reimbursable and non-reimbursable landlord funded improvements, leasing commissions and rent concessions (includes estimates of property operating expenses, where applicable). For its multi-tenant properties, the Company has allocated the estimated cost of landlord funded improvements that benefit the property generally and/or the common areas and not the tenant's premises in particular, to the applicable lease based on square footage of the related tenant.
(5)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended March 31, 2026. Tenant rent concessions and leasing costs per rentable square foot for the three months ended March 31, 2025 and attributable to new leases have been retrospectively updated to reduce the amount of tenant improvement allowance by $1.00 per rentable square foot per year pursuant to the terms of a subsequent lease amendment entered into during the three months ended March 31, 2026.
(6)Includes the Company's proportionate share of rentable square feet and tenant rent concessions and leasing costs for one 163,000 square foot renewal at a property owned by the Company's Unconsolidated Joint Venture.

During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease related costs (1)	$3,969	$2,111
Lease incentives (2)	993	147
Building, fixtures and improvements (3)	13,689	6,083
Total capital expenditures	$18,651	$8,341
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three months ended March 31, 2026 and 2025.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Increase/(Decrease)
Rental	$36,134	$37,797	$(1,663)
Fee income from unconsolidated joint venture	137	204	(67)
Total revenues	$36,271	$38,001	$(1,730)
Rental
The decrease in rental revenue of $1.7 million during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to the impact of decreasing overall occupied square footage resulting from the expiration of leases of $4.3 million and dispositions of certain non-core assets of $0.5 million. The decrease in revenues was partially offset by $3.1 million of rental revenue during the three months ended March 31, 2026 related to leasing activity that occurred during the comparative periods. We had 59 operating properties with an aggregate of 5.5 million occupied square feet as of March 31, 2026, as compared to 68 operating properties with an aggregate of 5.8 million occupied square feet as of March 31, 2025.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Increase/(Decrease)
Property operating	$14,783	$16,450	$(1,667)
General and administrative	5,140	4,896	244
Depreciation and amortization	13,159	16,022	(2,863)
Impairments	6,296	1,709	4,587
Transaction related	259	64	195
Total operating expenses	$39,637	$39,141	$496
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses decreased $1.7 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to decreases in property operating expenses resulting from property dispositions of $1.8 million and a decrease in real estate taxes due to lower property values of $1.2 million, offset by costs of $0.7 million incurred in connection with the demolition of the buildings on the six-property campus in Deerfield, Illinois, increased operating expenses from our leasing efforts to increase occupancy at certain properties of $0.4 million, and the timing of certain operating expenses of $0.2 million.
General and administrative expenses
General and administrative expenses increased during the three months ended March 31, 2026 as compared to the same period in 2025, driven by $0.1 million of legal expenses related to the ongoing strategic options review process and activist shareholders.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $2.9 million during the three months ended March 31, 2026 as compared to the same period in 2025 due to the impact of full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early lease terminations of $2.6 million, depreciation and amortization expenses from disposed properties of $1.0 million, offset by the depreciation and amortization from capital expenditures and leasing costs of $0.8 million.
Impairments
Impairments increased $4.6 million during the three months ended March 31, 2026 as compared to the same period in 2025. The impairment charges of $6.3 million in the three months ended March 31, 2026, include one property and the charges reflect management’s estimates of lease renewal probability, timing and terms of such renewal, carrying costs for vacant properties, sale probability and estimates of sale proceeds. Impairment charges totaling $1.7 million with respect to two properties were recorded during the same period in 2025. See Note 5 - Fair Value Measures for further information.
Transaction related expenses
Transaction related expense increased $0.2 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to costs from terminated transactions of $0.1 million.

Other (Expenses) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Increase/(Decrease)
Interest expense, net	$(7,250)	$(8,156)	$(906)
Loss on extinguishment of debt, net	$(244)	$—	$244
Other income	$243	$253	$(10)
Other expenses	$(3,319)	$—	$3,319
Recovery of reserve on Member Loan	$439	$—	$(439)
Equity in loss of unconsolidated joint venture, net	$—	$(246)	$(246)
Provision for income taxes	$(71)	$(66)	$5
Interest expense, net
Interest expense, net decreased $0.9 million during the three months ended March 31, 2026 as compared to the same period in 2025. The Company’s average debt outstanding was $481.1 million for the three months ended March 31, 2026 compared to $498.5 million during the same period in 2025. The Company’s weighted average interest rate on its debt obligations was 5.39% for the three months ended March 31, 2026 and 5.69% for the same period in 2025. Interest expense, net was offset by capitalized interest of $0.3 million during the three months ended March 31, 2026, and there was no capitalized interest during the three months ended March 31, 2025.
We expect our overall debt levels to increase as we continue to re-invest in our property portfolio and execute on our shift in portfolio concentration away from traditional office properties. We are also exposed to changes in market interest rates on our floating rate borrowings, including those under our New Revolving Facility.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the three months ended March 31, 2026 related to the write-off of deferred financing costs in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and resulting net reduction in total borrowing capacity discussed in Note 6 – Debt, Net. There were no such costs incurred during the three months ended March 31, 2025.
Other expenses
Other expenses recognized during the three months ended March 31, 2026 primarily related to $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan.
Recovery of reserve on Member Loan
During the three months ended March 31, 2026, we received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved and is recognized in recovery of reserve on Member Loan in the accompanying consolidated statements of operations during the three months ended March 31, 2026.
Equity in loss of unconsolidated joint venture, net
We account for our investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, our share of losses exceeded the carrying amount of our investment. Accordingly, we have suspended recognition of our share of additional losses and will resume recognizing our share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously recognized losses. We have not recognized any further losses in excess of our investment in the Unconsolidated Joint Venture during three months ended March 31, 2026.

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
Nareit defines FFO as net income (loss) computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of real estate assets, depreciation and amortization of real estate assets, impairment write-downs on real estate and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. For periods prior to January 1, 2026, we also adjust for our proportionate share of FFO adjustments related to the Unconsolidated Joint Venture. We calculate FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, amortization of deferred financing costs, amortization of deferred lease incentives, net, equity-based compensation, amortization of premiums and discounts on debt, net and gains or losses on extinguishment of swaps and/or debt, and, for periods prior to January 1, 2026, our proportionate share of Core FFO adjustments related to the Unconsolidated Joint Venture.
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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(13,578)	$(9,361)
Depreciation and amortization of real estate assets	13,125	15,988
Impairment of real estate	6,296	1,709
Impairment of investment in unconsolidated joint venture and proportionate share of adjustments for items above, as applicable	—	469
FFO attributable to common stockholders	$5,843	$8,805
Transaction related	259	64
Amortization of deferred financing costs	845	912
Amortization of deferred lease incentives, net	162	104
Equity-based compensation	770	704
Loss on extinguishment of debt, net	244	—
Other adjustments, net (1)	3,618	50
Proportionate share of unconsolidated joint venture adjustments for items above, as applicable	—	14
Core FFO attributable to common stockholders	$11,741	$10,653

Weighted average shares of common stock outstanding - basic	56,565	56,043
Effect of weighted average dilutive securities (2)	698	267
Weighted average shares of common stock outstanding - diluted	57,263	56,310

FFO attributable to common stockholders per diluted share	$0.10	$0.16
Core FFO attributable to common stockholders per diluted share	$0.21	$0.19
____________________________________
(1)Other adjustments, net during the three months ended March 31, 2026 includes $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan and are presented in other expenses on the consolidated statements of operations and $0.7 million of costs incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus presented in property operating expenses on the consolidated statements of operations, offset by $0.4 million for a partial recovery of the reserve on the Member Loan presented separately on the consolidated statements of operations. The above items have been included as “other adjustments” to Core FFO as they do not reflect the ongoing operating performance of the Company.
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
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are estimated to be: (i) fund operating expenses; (ii) pay interest and principal on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the New Revolving Facility are sufficient to meet our liquidity needs for the next twelve months. As of March 31, 2026, we had $60.5 million of cash and cash equivalents and restricted cash and $88.0 million of borrowing capacity under the New Revolving Facility.
The non-recourse mortgage notes associated with the Unconsolidated Joint Venture experienced a payment default at maturity during February 2026. The lenders’ agent under the loan has issued a default notice and has informed the joint venture that it intends to seek to compel a sale of the properties in the joint venture in order to repay the loan. As a result of the ongoing default, the lenders have various rights and remedies that are customary in a non-recourse mortgage financing, such as to implement an excess cash flow sweep, collect default interest, institute a proceeding for foreclosure and apply for the appointment of a receiver. The joint venture remains in discussions with the lenders about next steps which may include a short-term extension and restructuring of the debt with a lender excess cash flow sweep and the requirement to sell one or more properties and utilize the net proceeds to prepay principal outstanding under the debt. We cannot provide any assurance that the Unconsolidated Joint Venture will be able to extend or refinance this debt obligation or that the lenders will not seek to enforce their remedies due to the ongoing payment default.
The Unconsolidated Joint Venture mortgage notes have a variable interest rate and the spread on a SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) loan is 2.60%, and the spread on a base rate loan is 0.50%.
Due to the uncertainties with regard to recovery of our investments in the Unconsolidated Joint Venture, we recorded an other-than-temporary impairment loss on our investment in the Unconsolidated Joint Venture as of December 31, 2025, thereby reducing the carrying value of our investment to zero, and have recorded a loan loss reserve for the entire outstanding principal of our member loan to the Unconsolidated Joint Venture (the “Member Loan”). Beginning January 1, 2026, we are recording management fees from the Unconsolidated Joint Venture and interest income on the Member Loan on a cash basis rather than an accrual basis.
Our principal liquidity needs beyond the next twelve months are estimated to be: (i) extend, refinance or repay debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, borrowings under the New Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to extend, refinance or repay debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
Credit Agreements
Summary
As of March 31, 2026, we had $497.3 million of total consolidated debt outstanding, consisting of a $352.3 million fixed rate mortgage note collateralized by 19 properties (the “CMBS Loan”), $127.0 million borrowed under our $215.0 million New Revolving Facility and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of March 31, 2026 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2028	2029	2030	2031
New Revolving Facility (2)	6.38%	1.9	$127,000	$127,000	$—	$—	$—
Mortgages payable (3) (4)	5.02%	3.0	370,278	—	352,278	—	18,000
Total			$497,278	$127,000	$352,278	$—	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of March 31, 2026.
(2)See “Credit Agreement Obligation” below for additional information with respect to the interest rate and maturity of loans under the New Revolving Facility. As of March 31, 2026, a total of $75.0 million of the debt outstanding under the New Revolving Facility was subject to an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026.
(3)Includes $352.3 million securitized mortgage note secured by 19 of our properties which bears interest at a fixed rate of 4.971% and matures on February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030, each upon satisfaction of certain conditions. Also includes $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Unconsolidated Joint Venture of $128.2 million, of which our proportionate share was $25.6 million as of March 31, 2026.

Credit Agreement Obligations
Our prior $350.0 million senior revolving credit facility (the “Original Revolving Facility”) was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”).
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
•Orion OP’s borrowings are also secured by, among other things, first priority pledges of the equity interest in our subsidiaries that own the Collateral Properties (the “Subsidiary Guarantors”).
•Orion OP’s borrowings under the New Revolving Facility are guaranteed pursuant to a guaranty by each of the Company, Orion Properties Holdings I LLC and the Subsidiary Guarantors.
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
◦Collateral Property Debt Yield must be at least 13%.
•The New Revolving Facility requires that Orion OP comply with various covenants, including covenants restricting, subject to certain exceptions, liens, investments, mergers, asset sales and the payment of certain dividends. If, on any day, Orion OP has unrestricted cash and cash equivalents in excess of $25.0 million (excluding amounts that are then designated for application or use and are subsequently used for such purposes within 30 days), Orion OP will use such excess amount to prepay loans under the New Revolving Facility, without premium or penalty and without any reduction in the lenders’ commitment under the New Revolving Facility.
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
We entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, we entered into an interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility will float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of March 31, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.38%.
Revolving Facility Covenants
The table that follows summarizes the financial covenants for the Company’s New Revolving Facility, and the Company’s compliance therewith as of March 31, 2026 as calculated per the terms of the credit agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

New Revolving Facility Financial Covenants	Required	March 31, 2026
Ratio of total indebtedness to total asset value	≤ 60%	44.7%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.66x
Consolidated tangible net worth	≥ $740.6 million	$970.5 million
Collateral property availability	≥ $215.0 million	$286.5 million
Collateral property debt yield	≥ 13%	16.4%
As of March 31, 2026, Orion OP was in compliance with the financial covenants for the New Revolving Facility.
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

In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of March 31, 2026, the Company was in compliance with these financial covenants.
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
Loan Extension and Modification Agreement
On February 17, 2026, the Mortgage Borrowers entered into a loan extension and modification agreement with the lender under the CMBS Loan (“Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
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
Arch Street Warrants
On November 12, 2021, in connection with the Distribution, Orion OP entered into an amendment and restatement of the limited liability company agreement (the “LLCA”) for the Unconsolidated Joint Venture pursuant to which our partner in the Unconsolidated Joint Venture consented to the transfer of the equity interests of the Unconsolidated Joint Venture previously held by VEREIT Real Estate, L.P. to Orion OP.
Also on November 12, 2021, in connection with the entry into the LLCA, we granted our partner in the Unconsolidated Joint Venture and Arch Street Capital Partners warrants to purchase up to 1,120,000 shares of our common stock (the “Arch Street Warrants”). The Arch Street Warrants entitle the respective holders to purchase shares of our common stock at a price per share equal to $22.42, at any time. The Arch Street Warrants may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Arch Street Warrants. The Arch Street Warrants expire on the earlier of (a) ten years after issuance and (b) if the Unconsolidated Joint Venture is terminated, the later of the termination of the Unconsolidated Joint Venture and seven years after issuance.
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
Derivatives and Hedging Activities
As of March 31, 2026 and December 31, 2025, we had an outstanding derivative agreement with a notional amount of $75.0 million, which is designated as a cash flow hedge under U.S. GAAP. The interest rate derivative agreement comprises of an interest rate collar agreement entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Revolving Facility would float between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. As of March 31, 2026, the weighted average effective interest rate of the Revolving Facility was 6.38%.
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2021. We intend to make distributions to our stockholders to satisfy the requirements to maintain our qualification as a REIT.

During the three months ended March 31, 2026, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02
On May 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2026, payable on July 15, 2026, to stockholders of record as of June 30, 2026.
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
Cash Flow Analysis
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,		2026 vs 2025 Increase/(Decrease)
	2026	2025
Net cash used in operating activities	$(7,725)	$(2,247)	$5,478
Net cash used in investing activities	$(16,683)	$(13,113)	$3,570
Net cash provided by financing activities	$24,302	$6,667	$17,635
Net cash used in operating activities increased $5.5 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to net changes in accounts receivable, net and other assets, net, offset by net changes in accounts payable, accrued expenses and other liabilities, net.
Net cash used in investing activities increased $3.6 million during the three months ended March 31, 2026, compared to the same period in 2025. Net cash used in investing activities during the three months ended March 31, 2026 includes cash paid for capital expenditures and leasing costs of $16.8 million and the acquisition of one real estate asset for $14.1 million, offset by proceeds from the sale of real estate assets of $12.8 million and payments received on the Member Loan of $1.1 million. Net cash used in investing activities during the three months ended March 31, 2025 includes the funding of the Member Loan of $8.3 million and cash paid for capital expenditures and leasing costs of $5.6 million.
Net cash provided by financing activities increased $17.6 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a net increase in draws on the Original Revolving Facility and New Revolving Facility of $22.0 million and a decrease in distributions paid to stockholders of $4.5 million as a result of the change in cash dividend policy beginning with the cash dividends declared and paid in the second quarter of 2025, offset by payments of deferred financing costs of $5.9 million and payments of principal on the CMBS Loan during the three months ended March 31, 2026.

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
Interest Rate Risk
As of March 31, 2026, our debt included fixed-rate debt, with a fair value and carrying value of $347.7 million and $370.3 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2026 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $9.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $9.4 million.
As of March 31, 2026, our debt included variable-rate debt with a fair value and carrying value of $127.0 million. As a result, we are subject to the potential impact of increases in interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from March 31, 2026 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.3 million annually.
As of March 31, 2026, the Company had an interest rate collar agreement in place on a total notional amount of $75.0 million to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. See Note 6 – Debt, Net to our consolidated financial statements.
As of March 31, 2026, our outstanding derivative agreement had a fair value that resulted in net liabilities of less than $0.1 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. See “Item 1. Business” and “Item 2. Properties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1
Credit Agreement, dated February 18, 2026, by and among Orion Properties Inc., as Parent, Orion Properties LP, as Borrower, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 19, 2026 and incorporated herein by reference).

10.2
Parent Guaranty, dated February 18, 2026, by Orion Properties Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 19, 2026 and incorporated herein by reference).

10.3
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

10.4
Cooperation Agreement, dated January 26, 2026, among Orion Properties Inc., The Kawa Fund Limited and Kawa Capital Management, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2026 and incorporated herein by reference).

10.5†*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Orion Properties Inc. 2021 Amended and Restated Equity Incentive Plan (March 2026 Awards)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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

Dated: May 7, 2026