Form 10-Q
period 2026-06-30
Orion Properties Inc.
filed 2026-08-06
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 57,044,714 shares of common stock of Orion Properties Inc. outstanding as of July 31, 2026.

ORION PROPERTIES INC.
For the quarterly period ended June 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$167,254	$176,532
Buildings, fixtures and improvements	956,882	976,676
Total real estate investments, at cost	1,124,136	1,153,208
Less: accumulated depreciation	196,198	195,042
Total real estate investments, net	927,938	958,166
Accounts receivable, net	41,111	35,333
Intangible lease assets, net	77,872	75,947
Cash and cash equivalents	16,870	22,362
Restricted cash	46,659	38,277
Real estate assets held for sale, net	—	12,803
Other assets, net	29,625	27,614
Total assets	$1,140,075	$1,170,502

LIABILITIES AND EQUITY
Mortgages payable, net	$331,802	$371,957
Credit facility revolver	102,000	92,000
Accounts payable and accrued expenses	25,471	40,219
Below-market lease liabilities, net	17,429	18,449
Distributions payable	1,141	1,208
Other liabilities, net	28,203	22,154
Total liabilities	506,046	545,987

Common stock, $0.001 par value, 100,000,000 shares authorized 57,044,714 and 56,314,634 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	1,152,706	1,151,644
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(520,011)	(528,482)
Total stockholders’ equity	632,752	623,213
Non-controlling interest	1,277	1,302
Total equity	634,029	624,515
Total liabilities and equity	$1,140,075	$1,170,502

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental	$34,098	$37,102	$70,232	$74,899
Fee income from unconsolidated joint venture	206	203	343	407
Total revenues	34,304	37,305	70,575	75,306
Operating expenses:
Property operating	12,477	15,895	27,260	32,345
General and administrative	4,611	4,838	9,751	9,734
Depreciation and amortization	13,520	14,928	26,679	30,950
Impairments	—	19,503	6,296	21,212
Transaction related	312	75	571	139
Total operating expenses	30,920	55,239	70,557	94,380
Other income (expenses):
Interest expense, net	(7,330)	(8,016)	(14,580)	(16,172)
Gain on disposition of real estate assets	28,826	891	28,826	891
Loss on extinguishment of debt, net	(288)	—	(532)	—
Other income	63	404	306	657
Other expenses	(1)	(108)	(3,320)	(108)
Recovery of reserve on Member Loan	—	—	439	—
Equity in loss of unconsolidated joint venture, net	—	(271)	—	(517)
Total other income (expenses), net	21,270	(7,100)	11,139	(15,249)
Income (loss) before taxes	24,654	(25,034)	11,157	(34,323)
Provision for income taxes	(71)	(67)	(142)	(133)
Net income (loss)	24,583	(25,101)	11,015	(34,456)
Net income attributable to non-controlling interest	(4)	(2)	(14)	(8)
Net income (loss) attributable to common stockholders	$24,579	$(25,103)	$11,001	$(34,464)

Weighted average common shares outstanding - basic	56,946	56,254	56,756	56,149
Weighted average common shares outstanding - diluted	58,106	56,254	57,488	56,149

Net income (loss) per share attributable to common stockholders - basic	$0.43	$(0.45)	$0.19	$(0.61)
Net income (loss) per share attributable to common stockholders - diluted	$0.42	$(0.45)	$0.19	$(0.61)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$24,583	$(25,101)	$11,015	$(34,456)
Total other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	—	(23)	5	(9)
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(1)	—	(1)
Total other comprehensive income (loss)	—	(24)	5	(10)

Total comprehensive income (loss)	24,583	(25,125)	11,020	(34,466)
Comprehensive income attributable to non-controlling interest	(4)	(2)	(14)	(8)
Total comprehensive income (loss) attributable to common stockholders	$24,579	$(25,127)	$11,006	$(34,474)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2026	56,314,634	$56	$1,151,644	$(5)	$(528,482)	$623,213	$1,302	$624,515
Net (loss) income	—	—	—	—	(13,578)	(13,578)	10	(13,568)
Distributions	—	—	—	—	(1,372)	(1,372)	(39)	(1,411)
Repurchases of common stock to settle tax obligations	(270,109)	—	(619)	—	—	(619)	—	(619)
Equity-based compensation, net	785,543	1	867	—	—	868	—	868
Other comprehensive income, net	—	—	—	5	—	5	—	5
Balance, March 31, 2026	56,830,068	$57	$1,151,892	$—	$(543,432)	$608,517	$1,273	$609,790
Net income	—	—	—	—	24,579	24,579	4	24,583
Distributions	—	—	—	—	(1,158)	(1,158)	—	(1,158)
Equity-based compensation, net	214,646	—	814	—	—	814	—	814
Balance, June 30, 2026	57,044,714	$57	$1,152,706	$—	$(520,011)	$632,752	$1,277	$634,029

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2025	55,951,876	$56	$1,148,223	$(15)	$(384,348)	$763,916	$1,340	$765,256
Net (loss) income	—	—	—	—	(9,361)	(9,361)	6	(9,355)
Distributions	—	—	—	—	(1,327)	(1,327)	(30)	(1,357)
Repurchases of common stock to settle tax obligations	(132,362)	—	(466)	—	—	(466)	—	(466)
Equity-based compensation, net	374,151	—	704	—	—	704	—	704
Other comprehensive income, net	—	—	—	14	—	14	—	14
Balance, March 31, 2025	56,193,665	$56	$1,148,461	$(1)	$(395,036)	$753,480	$1,316	$754,796
Net (loss) income	—	—	—	—	(25,103)	(25,103)	2	(25,101)
Distributions	—	—	—	—	(1,163)	(1,163)	—	(1,163)
Equity-based compensation, net	113,636	—	822	—	—	822	—	822
Other comprehensive loss, net	—	—	—	(24)	—	(24)	—	(24)
Balance, June 30, 2025	56,307,301	$56	$1,149,283	$(25)	$(421,302)	$728,012	$1,318	$729,330
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$11,015	$(34,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,679	30,950
Straight-line rental revenue and other non-cash revenue adjustments, net	(1,109)	(6,319)
Impairments	6,296	21,212
Gain on disposition of real estate assets	(28,826)	(891)
Loss on extinguishment of debt, net	532	—
Amortization of deferred financing costs	1,773	1,834
Equity-based compensation, net	1,682	1,526
Equity in loss of unconsolidated joint venture, net	—	517
Recovery of reserve on Member Loan	(439)	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(482)	248
Accounts payable, accrued expenses and other liabilities, net	(8,766)	(5,305)
Net cash provided by operating activities	8,355	9,316
Cash flows from investing activities:
Investment in real estate assets	(14,830)	—
Capital expenditures and leasing costs	(33,661)	(15,631)
Proceeds from disposition of real estate, net	81,443	22,825
Origination of Member Loan	—	(8,328)
Principal repayments received on Member Loan	1,117	2,123
Principal repayments received on notes receivable	—	2,500
Deposits for real estate assets	(305)	—
Uses and refunds of deposits for real estate assets	655	—
Net cash provided by investing activities	34,419	3,489
Cash flows from financing activities:
Payments on mortgages payable	(38,402)	—
Proceeds from the Original Revolving Facility	18,000	13,000
Repayments of the Original Revolving Facility	(110,000)	(22,000)
Proceeds from New Revolving Facility	127,000	—
Repayments of New Revolving Facility	(25,000)	—
Payments of deferred financing costs	(8,228)	(8)
Repurchases of common stock to settle tax obligations	(619)	(466)
Distributions paid	(2,263)	(6,719)
Other financing activities	(372)	(308)
Net cash used in financing activities	(39,884)	(16,501)
Net change in cash and cash equivalents and restricted cash	2,890	(3,696)

Cash and cash equivalents and restricted cash, beginning of year	60,639	57,170
Cash and cash equivalents and restricted cash, end of period	$63,529	$53,474

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,362	$15,600

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Restricted cash at beginning of year	38,277	41,570
Cash and cash equivalents and restricted cash at beginning of year	$60,639	$57,170

Cash and cash equivalents at end of period	$16,870	$17,384
Restricted cash at end of period	46,659	36,090
Cash and cash equivalents and restricted cash at end of period	$63,529	$53,474
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
As of June 30, 2026, the Company owned and operated 57 operating properties, with an aggregate of 6.4 million leasable square feet located in 26 states. The Company owned an equity interest in OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of June 30, 2026, the Unconsolidated Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located within six states.
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
June 30, 2026 (Unaudited)
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
Reclassification
Other income and other expenses, which were previously combined as other income (expenses), net on the consolidated statements of operations, have been separately presented for all prior periods presented to be consistent with the presentation for the three and six months ended June 30, 2026. This reclassification had no impact on the reported net income (loss) in the accompanying consolidated statements of operations.
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2026, the Company recorded a reduction to rental revenue of less than $0.1 million for income not probable of collection. No such amounts were recorded for the three and six months ended June 30, 2025.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates and recognized over the remaining or modified terms of the respective lease. The Company recognized lease termination income of $0.1 million and $2.0 million during the three and six months ended June 30, 2026, respectively, and $1.3 million and $1.9 million during the three and six months ended June 30, 2025, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Unconsolidated Joint Venture in exchange for market-based asset and property management fees. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion regarding the recognition of these fees on a cash basis beginning in January 2026.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid funds with original maturities of three months or less. Restricted cash as of June 30, 2026 and December 31, 2025 was primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net). In connection with the February 2026 modification of the CMBS Loan discussed in Note 6 – Debt, Net, an all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date), the Company funded an additional $7.74 million into the all-purpose reserve, and the Company agreed that a portion of all future excess cash flows from the properties that serve as collateral for the CMBS Loan will be used to continue to fund the all-purpose reserve. The all-purpose reserve may be used to pay leasing costs and capital expenditures associated with the properties collateralizing the CMBS Loan, as well as to pay any property operating expenses not otherwise fully covered by revenues from such properties.
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
Segment Reporting
The Company operates in one business segment: commercial real estate. This segment is characterized as owning, managing and leasing commercial real estate assets under long-term agreements. The chief operating decision maker (“CODM”) of the Company is the chief executive officer. The CODM reviews net income (loss) in the accompanying consolidated statements of operations, when assessing performance and making operating decisions, including the allocation of resources. The CODM uses net income (loss) as it informs comparative period trends for the forecasting process and is the baseline measurement for any additional measures of profit or loss of the Company’s consolidated financial results. Additionally, the CODM reviews the following significant expenses when measuring segment performance: property operating expenses for properties that were substantially vacant or became substantially vacant during the reporting period (“Vacant Property Operating Expenses”) and general and administrative expenses. A property is considered to be substantially vacant with an occupancy rate of 15% or less.
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses included in property operating expenses of the accompanying consolidated statements of operations were $1.4 million and $4.4 million for the three and six months ended June 30, 2026, respectively, and $3.9 million and $9.0 million for the three and six months ended June 30, 2025, respectively.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures). ASU 2024-03 serves to improve disclosures about a public business entity’s expenses and provide detailed information about expense categories commonly presented in cost of sales, research and development and selling, general, and administrative expenses. The standard requires public business entities to disaggregate expense captions from the consolidated statements of operations, in tabular format, if they include expense categories such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a prospective or retrospective basis. Although the Company does not expect the standard to have a material impact on its

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
consolidated financial statements, it is expected to result in incremental disclosures within the notes to consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2026, the Company acquired one 75,000 square foot flex/R&D facility located in Northbrook, Illinois for a gross purchase price of $15.0 million and net purchase price of $14.2 million, which includes capitalized external acquisition-related expenses of $0.1 million and is net of $0.9 million of adjustments to and credits against the gross purchase price agreed to by the Company pursuant to the purchase and sale agreement. The property is fully leased to a single tenant through December 2036.
During the six months ended June 30, 2025, the Company had no acquisitions.
The following table presents the allocation of the purchase consideration and capitalized transaction costs to the assets acquired and liabilities assumed based on their relative fair values during the six months ended June 30, 2026 (in thousands):

Real estate investment, at cost:
Land	$2,724
Building, fixtures and improvements	5,041
Total real estate investment, at cost	7,765
Acquired intangible assets:
Intangible lease asset	6,421
Net assets acquired	$14,186
Additionally, during the three months ended June 30, 2026, the Company acquired the fee simple interest in one parcel of land at a property located in Lincoln, Nebraska. The Company’s ownership interest of this property was previously comprised of a long-term ground lease interest. The gross purchase price for the fee interest was $0.6 million, which includes capitalized external acquisition-related expenses. As a result of the transaction, $2.1 million that was previously classified as a below-market right-of-use asset, net was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of June 30, 2026.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total dispositions	8	4	10	4
Aggregate gross sales price	$70,600	$26,930	$83,700	$26,930

Gain on disposition of real estate assets	$28,826	$891	$28,826	$891
Property count	8	3	10	3

Impairments on disposition of real estate assets	$—	$1,165	$—	$1,165
Property count	—	1	—	1
As of June 30, 2026, the Company had no properties classified as held for sale.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the dates indicated below (in thousands, except weighted average useful life as of June 30, 2026):

	Weighted Average Useful Life (Years)	June 30, 2026	December 31, 2025
Intangible lease assets:
In-place leases, net of accumulated amortization of $149,712 and $152,989, respectively	11.5	$40,059	$43,906
Leasing commissions, net of accumulated amortization of $7,776 and $7,522, respectively	12.5	28,958	25,171
Above-market lease assets, net of accumulated amortization of $12,584 and $12,451, respectively	13.3	797	1,194
Deferred lease incentives, net of accumulated amortization of $1,563 and $1,295, respectively	12.3	8,058	5,676
Total intangible lease assets, net		$77,872	$75,947

Intangible lease liabilities:
Below-market lease liabilities, net of accumulated amortization of $21,231 and $20,211, respectively	15.3	$17,429	$18,449
The following table summarizes amortization recognized on the Company’s intangible lease assets and liabilities during the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of in-place leases and leasing commissions included in depreciation and amortization expense	$5,392	$6,692	$10,670	$14,425
Amortization of above-market lease assets and below-market lease liabilities included as a net increase to rental revenue	$312	$321	$624	$675
Amortization of deferred lease incentives included as a net decrease to rental revenue	$221	$115	$383	$219
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031
In-place leases:
Total projected to be included in amortization expense	$6,453	$7,944	$5,902	$3,182	$2,761	$2,387
Leasing commissions:
Total projected to be included in amortization expense	$1,653	$3,258	$2,961	$2,669	$2,643	$2,581
Above-market lease assets:
Total projected to be deducted from rental revenue	$284	$237	$115	$63	$63	$34
Deferred lease incentives:
Total projected to be deducted from rental revenue	$404	$808	$795	$784	$781	$779
Below-market lease liabilities:
Total projected to be added to rental revenue	$908	$1,766	$1,682	$1,500	$1,425	$1,135

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Unconsolidated Joint Venture, as of the dates and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss of Unconsolidated Joint Venture, Net
					Six Months Ended
Investment	June 30, 2026		June 30, 2026	December 31, 2025	June 30, 2026	June 30, 2025
Unconsolidated Joint Venture	20%	6	$—	$—	$—	$(517)
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
The non-recourse mortgage notes associated with the Unconsolidated Joint Venture, which had an outstanding principal balance of $125.6 million as of August 6, 2026, experienced a payment default at maturity during February 2026. The lenders’ agent under the loan has issued a default notice and has informed the joint venture that it intends to seek to compel a sale of the properties in the joint venture in order to repay the loan. During June 2026, the lenders agreed to extend the loan maturity date until July 31, 2026, to provide the Unconsolidated Joint Venture with time to consummate the sale of one of the six properties, however the sale transaction was subsequently terminated and the loan went back into default on August 1, 2026. The lenders have implemented an excess cash flow sweep and as a result of the loan default, the lenders have various additional rights and remedies that are customary in a non-recourse mortgage financing, such as the right to collect default interest, institute a proceeding for foreclosure and apply for the appointment of a receiver. The joint venture has delivered a proposed disposition strategy to the lenders for the six properties and remains in discussions with the lenders about next steps which may include a short-term extension and the requirement to sell one or more properties and utilize the proceeds to repay principal outstanding under the debt. The Company cannot provide any assurance that the Unconsolidated Joint Venture will be able to extend or refinance all or any portion of this debt obligation, complete the disposition of the six properties on favorable terms or in a timely manner, or at all, or that the lenders will not seek to enforce their remedies due to the ongoing payment default.
Due to the uncertainties with regard to recovery of its investments in the Unconsolidated Joint Venture, the Company recorded an other-than-temporary impairment loss on its investment in the Unconsolidated Joint Venture as of December 31, 2025, thereby reducing the carrying value of the investment to zero, and has recorded a loan loss reserve for the entire outstanding principal of its member loan to the Unconsolidated Joint Venture (the “Member Loan”). The Company accounts for its investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, its share of losses exceeded the carrying amount of its investment. Accordingly, the Company has suspended recognition of its share of additional losses and will resume recognizing its share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously unrecognized losses. The Company has not recognized any further losses in excess of its investment and no contingent liabilities have been recorded related to the Unconsolidated Joint Venture as of and for the three and six months ended June 30, 2026. Additionally, beginning January 1, 2026, the Company is recording management fees from the Unconsolidated Joint Venture and interest income on the Member Loan on a cash basis rather than an accrual basis.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the dates indicated below (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$5,290	$4,899
Straight-line rent receivable, net	35,821	30,434
Total	$41,111	$35,333

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Other assets, net consisted of the following as of the dates indicated below (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use assets, net (1)	$19,538	$21,260
Deferred costs, net (2)	5,399	1,158
Prepaid expenses	2,902	2,130
Other assets, net	1,786	2,038
Notes receivable (3)	—	678
Restricted escrow deposits	—	350
Total	$29,625	$27,614
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.9 million, and a below-market right-of-use asset, net of $4.1 million as of June 30, 2026. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.4 million, and a below-market right-of-use asset, net of $6.3 million as of December 31, 2025. Amortization expense for the below market right-of-use asset was less than $0.1 million for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, the Company recognized a $2.7 million operating lease right-of-use asset in connection with the relocation of its Phoenix corporate office following the scheduled expiration of the previous Phoenix corporate office sub-lease in February 2026. In June 2026, the Company acquired the fee simple interest in land at a property in Lincoln, Nebraska. As a result, $2.1 million previously classified as a below-market right-of-use asset, net was reclassified to land in the Company’s consolidated balance sheet.
(2)Includes accumulated amortization for deferred costs related to the New Revolving Facility, as defined in Note 6 – Debt, Net, of $0.9 million as of June 30, 2026, and related to the Original Revolving Facility, as defined in Note 6 – Debt, Net, of $10.0 million as of December 31, 2025. Amortization expense for deferred costs related to the Original and New Revolving Facility was $0.7 million for the three months ended June 30, 2026 and 2025, and $1.3 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company capitalized additional deferred costs of $5.8 million in connection with the New Revolving Facility and wrote-off net deferred costs of $0.2 million to loss on extinguishment of debt, net in the consolidated statements of operations in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and resulting in a net reduction in total borrowing capacity.
(3)Notes receivable includes a Member Loan, net of reserves, discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture. The gross balance receivable on the Member Loan was $5.5 million and $6.6 million as of June 30, 2026 and December 31, 2025, respectively. See Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture for discussion regarding the loan loss reserve recorded against the Member Loan. During the six months ended June 30, 2026, the Company received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved and is recognized in recovery of reserve on Member Loan in the accompanying consolidated statements of operations during the six months ended June 30, 2026.
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Derivative liabilities	$—	$5	$—	$5
Derivative Liabilities – The Company’s derivative financial instruments comprised of an interest rate collar agreement entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility with an aggregate notional amount of $75.0 million as of December 31, 2025 (as described in Note 6 – Debt, Net). The interest rate collar agreement expired in accordance with its terms on May 12, 2026 and the Company has no active derivative financial instrument in place as of June 30, 2026. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Company’s derivative. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
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

	Six Months Ended June 30,
	2026	2025
Number of properties	1	6

Carrying value of impaired properties	$11,293	$64,209
Provisions for impairment	(6,296)	(21,212)
Estimated fair value	$4,997	$42,997
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
For the Company’s impairment tests over the real estate assets during the six months ended June 30, 2026, the fair value measurement for one property was determined by using a discount rate of 10.5% and a capitalization rate of 10.0%. During the six months ended June 30, 2026, the Company recognized impairment charges of $6.3 million for held and used properties.
For the Company’s impairment tests over the real estate assets during the six months ended June 30, 2025, the fair value measurements for three properties were determined based on the sales prices under definitive agreements, one property was determined by using a discount rate of 9.5% and a capitalization rate of 9.0%, and two properties were determined based on estimated sales prices based on market data. During the six months ended June 30, 2025, the Company recognized impairment charges of $18.3 million for held and used properties and impairment charges of $2.9 million were recognized for disposed properties, including $1.7 million recognized on properties classified as held for sale during the three months ended March 31, 2025.
The following table presents certain of the Company’s assets which were subject to impairment as of the date indicated below and therefore, have been measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3 (1)	Balance as of December 31, 2025
Assets of properties held for sale	$—	$12,803	$—	$12,803
____________________________________
(1)The fair value of the level 2 category was derived using negotiated sales prices with third parties and the fair value of the level 3 category was derived using discounted cash flow analysis and management estimates of selling prices.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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

	Level	Carrying Value at June 30, 2026	Fair Value at June 30, 2026	Carrying Value at December 31, 2025	Fair Value at December 31, 2025
Assets:
Notes receivable	3	$—	$—	$678	$678

Liabilities (1):
Mortgages payable	2	$334,598	$313,984	$373,000	$365,853
New Revolving Facility (2)	2	102,000	102,000	—	—
Total		$436,598	$415,984	$373,000	$365,853
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
(2)The carrying value and fair value for the Original Revolving Facility has been excluded from the table as of December 31, 2025, as its maturity date was less than one year from the reporting date.
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
Note 6 – Debt, Net
As of June 30, 2026, the Company had debt outstanding of $433.8 million, including net deferred financing costs, with a weighted average years to maturity of 2.5 years (exclusive of borrower extension options) and a weighted average effective interest rate for the six months ended June 30, 2026 of 5.37%. The following table summarizes the carrying value of debt as of the date and the debt activity for the periods indicated below (in thousands):

		Six Months Ended June 30, 2026
	Balance as of December 31, 2025	Debt Issuances	Repayments, Extinguishment and Assumptions	Amortization	Balance as of June 30, 2026
Mortgages payable:
Outstanding balance	$373,000	$—	$(38,402)	$—	$334,598
Deferred financing costs	(1,043)	(2,536)	284	499	(2,796)
Mortgages payable, net	371,957	(2,536)	(38,118)	499	331,802

Credit facility revolver
Original Revolving Facility	92,000	18,000	(110,000)	—	—
New Revolving Facility	—	127,000	(25,000)	—	102,000
Credit facility revolver	92,000	145,000	(135,000)	—	102,000

Total debt	$463,957	$142,464	$(173,118)	$499	$433,802

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of June 30, 2026 (in thousands). The maturity dates reflected in the table exclude any borrower extension options under the Company’s debt obligations.

Total
July 1, 2026 to December 31, 2026	$—
2027	—
2028	102,000
2029	316,598
2030	—
2031	18,000
Total	$436,598
Credit Agreement
The Company’s prior $350.0 million senior revolving credit facility (the “Original Revolving Facility”) was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”). During the three months ended March 31, 2026, in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and resulting net reduction in total borrowing capacity, the Company wrote-off net deferred costs of $0.2 million to loss on extinguishment of debt, net in the consolidated statements of operations.
On February 18, 2026, the Company, as parent, and Orion OP, as borrower, entered into a credit agreement for the New Revolving Facility. On May 15, 2026, the Company and Orion OP entered into a first amendment to the New Revolving Facility credit agreement to incorporate certain technical, clarifying and conforming changes in connection with granting the lenders first priority mortgages on the Collateral Properties (as defined below).
During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund a new property acquisition. During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility.
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
•Orion OP and the Company have granted the lenders first priority mortgages and deeds of trust on a pool of 29 of the Company’s properties and have agreed to grant first priority mortgages on any additional properties acquired in the future by the Company and approved by the administrative agent (the “Collateral Properties”), and have granted the lenders other customary collateral associated with a first lien on commercial office properties. Collateral Properties

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
may only be released from the applicable lien in connection with a sale of such property to a third party or qualified financing and 100% of the net cash proceeds must be applied to repay borrowings under the New Revolving Facility.
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
•Collateral Property Debt Yield must be at least 13%.
As of June 30, 2026, Orion OP was in compliance with the New Revolving Facility financial covenants.
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
The Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. The interest rate collar agreement expired in accordance with its terms on May 12, 2026 and the Company currently has no active derivative agreement. As of June 30, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.37%.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which was initially secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. During June 2026, the Company sold one of the Mortgaged Properties and used the net proceeds of $34.4 million to prepay a portion of the outstanding principal balance on the CMBS Loan, thereby reducing the number of Mortgaged Properties securing the CMBS Loan to 18. In connection with this transaction, the Company wrote-off net deferred costs of $0.3 million to loss on extinguishment of debt, net in the consolidated statements of operations. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2026, the Company was in compliance with these financial covenants.
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
•An all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.74 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
•The all-purpose reserve will be used to pay leasing costs and capital expenditures associated with the Mortgaged Properties, as well as to pay any property operating expenses not otherwise fully covered by revenues from the Mortgaged Properties.
•The Mortgage Borrowers have agreed that until maturity, the lender will sweep all monthly excess cash flows from the Mortgaged Properties, after payment of interest and property operating expenses. During the initial two-year extension period, the lender will apply one-half of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the other half to fund the all-purpose reserve. During any additional extension period, the lender will apply 75% of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the remaining 25% of

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
such excess funds to fund the all-purpose reserve. The all-purpose reserve is subject to a cap of $15.0 million during the one-year additional extension period and $5.0 million during the six-month additional extension period. If the reserve cap has been reached, all additional or excess amounts will be utilized to prepay the outstanding principal balance of the CMBS Loan.
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
The Company’s consolidated debt consisted of the following as of June 30, 2026 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
Fixed-rate debt	19	$402,005	$334,598	5.02%	2.8
Variable-rate debt	29	509,720	102,000	6.37%	1.6
Total	48	$911,725	$436,598
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
(2)The weighted average interest rate for variable-rate debt represents the interest rate in effect on the New Revolving Facility as of June 30, 2026.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of December 31, 2025, the Company had an outstanding derivative agreement with a notional amount of $75.0 million, which was designated as a cash flow hedge under U.S. GAAP. The interest rate derivative agreement was comprised of an interest rate collar agreement entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. The interest rate collar agreement expired in accordance with its terms on May 12, 2026 and the Company currently has no active derivative agreement in place.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments designated as a cash flow hedge as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate collars	Other liabilities, net	—	(5)
During the three and six months ended June 30, 2026, the Company recorded net unrealized gains of less than $0.1 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive loss. During the three and six months ended June 30, 2025, the Company recorded unrealized losses of less than $0.1 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the three and six months ended June 30, 2026, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive income (loss) into interest expense, net as a result of the hedged transactions impacting earnings. During the three and six months ended June 30, 2025, the Company reclassified previous net gains of less than $0.1 million from accumulated other comprehensive loss into interest expense, net as a result of the hedged transactions impacting earnings.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2026 and December 31, 2025, the Company had no derivatives that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the dates indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025	$—	$(5)	$—	$—	$(5)	$—	$—	$(5)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest, net (1)	$12,972	$14,399
Cash paid for income taxes, net of refunds	$163	$214
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$7,133	$14,401
Establishment of right-of-use assets and lease liabilities	$2,666	$—
Land right-of-use asset acquired	$2,054	$—
Distributions declared and unpaid	$1,141	$1,126
Accrued deferred financing costs	$60	$—
____________________________________
(1)Net of capitalized interest of $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the dates indicated below (in thousands):

	June 30, 2026	December 31, 2025
Accrued capital expenditures and leasing costs	$9,076	$15,224
Accrued operating and other	6,839	10,650
Accrued real estate and other taxes	4,807	9,686
Accounts payable	3,179	2,807
Accrued interest	1,570	1,852
Total	$25,471	$40,219
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
As of June 30, 2026, the Company had the following estimated total outstanding leasing cost commitments (in thousands):

Total (1)
Tenant improvement allowances	$36,510
Reimbursable landlord work (2)	2,315
Non-reimbursable landlord work (2)	4,619
Total	$43,444
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
For assets financed on the CMBS Loan, the Company has funded an all-purpose reserve with the lender which had total cash reserves of $42.8 million as of June 30, 2026 and may be used for leasing costs and capital expenditures.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of June 30, 2026, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated position or results of operations.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
Note 11 – Leases
Lessor
As of June 30, 2026, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.2 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed:
Cash rental revenue	$22,534	$22,890	$49,045	$46,532
Straight-line rental revenue	2,998	2,519	1,168	6,150
Lease intangible amortization	91	206	241	456
Fixed property operating cost reimbursements	1,711	1,519	3,370	3,028
Other fixed rental revenue	143	792	2,043	1,495
Total fixed	27,477	27,926	55,867	57,661
Variable:
Variable property operating cost reimbursements	6,021	8,580	13,229	16,040
Other variable rental revenue	600	596	1,136	1,198
Total variable	6,621	9,176	14,365	17,238
Total rental revenue	$34,098	$37,102	$70,232	$74,899
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of June 30, 2026 (in thousands).

Future Minimum Base Rent Payments
July 1, 2026 - December 31, 2026	$42,471
2027	83,362
2028	76,381
2029	61,975
2030	60,195
2031	55,444
Thereafter	290,110
Total	$669,938
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of June 30, 2026, the Company’s operating leases had remaining lease terms ranging from 2.6 years to 58.5 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
to measure the lease liability for the Company’s operating leases was 3.64% as of June 30, 2026. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended June 30, 2026 and 2025, and $0.6 million for the six months ended June 30, 2026 and 2025. Operating lease costs were included in property operating and general and administrative expenses in the consolidated statements of operations. No cash paid for operating lease liabilities was capitalized during the three and six months ended June 30, 2026 and 2025.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of June 30, 2026 (in thousands).

Future Minimum Lease Payments
July 1, 2026 - December 31, 2026	$467
2027	1,239
2028	1,262
2029	990
2030	980
2031	715
Thereafter	8,445
Total	14,098
Less: imputed interest	4,001
Total	$10,097
The Company’s lease liability is included in other liabilities, net in the consolidated balance sheets.
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
Distributions
During the six months ended June 30, 2026 and 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02
May 5, 2026	June 30, 2026	July 15, 2026	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2026, payable on October 15, 2026, to stockholders of record as of September 30, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
During the six months ended June 30, 2026 and 2025, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers, other employees and non-employee directors of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of June 30, 2026, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2026, was $0.8 million and $1.7 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and six months ended June 30, 2025, was $0.8 million and $1.5 million, respectively. As of June 30, 2026, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $4.6 million, with an aggregate weighted average remaining term of 1.9 years.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
Note 14 – Net Income (Loss) Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$24,583	$(25,101)	$11,015	$(34,456)
Net income attributable to non-controlling interest	(4)	(2)	(14)	(8)
Net income (loss) attributable to common stockholders and used in basic and diluted net income (loss) per share	24,579	(25,103)	11,001	(34,464)

Weighted average shares of common stock outstanding - basic	56,946	56,254	56,756	56,149
Effect of dilutive securities (1)	1,160	—	732	—
Weighted average shares of common stock - diluted	58,106	56,254	57,488	56,149

Net income (loss) per share attributable to common stockholders - basic	$0.43	$(0.45)	$0.19	$(0.61)
Net income (loss) per share attributable to common stockholders - diluted	$0.42	$(0.45)	$0.19	$(0.61)
____________________________________
(1)Adjustments to the weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 include 1.2 million and 0.7 million shares, respectively, of potentially dilutive securities comprised of the weighted average unvested Time-Based RSUs and Performance-Based RSUs granted under the Equity Plan. There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three and six months ended June 30, 2025.
The following were excluded from diluted net income (loss) per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	—	47	—	67
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2026, payable on October 15, 2026 to stockholders of record as of September 30, 2026.
Leasing Activity
Subsequent to June 30, 2026, the Company completed a new 10.5-year lease for approximately 19,000 square feet at its property in Plano, Texas, a new 10.6-year lease for approximately 28,000 square feet at its property in Tulsa, Oklahoma and a 3.0-year lease renewal for 69,000 square feet at its property in Salem, Oregon.

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
•the risk that our strategic review process may disrupt our operations, divert management’s attention and create uncertainty for tenants, employees and counterparties;
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that the Unconsolidated Joint Venture may be unable to extend or refinance all or any portion of its mortgage debt obligations which are subject to an ongoing payment default that occurred at maturity or complete the disposition of the six joint venture properties on favorable terms or in a timely manner, or at all, or that the lenders may seek to enforce their remedies due to the ongoing payment default under the Unconsolidated Joint Venture Mortgage debt, and we may be unable to recover our original investment in the Unconsolidated Joint Venture, which we have written down to zero or, in the case of the Member Loan, fully reserved accordingly;
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of June 30, 2026, multiplied by 12. Annualized base rent is not indicative of future performance.
Historically, we have included our proportionate share of the Unconsolidated Joint Venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics. This includes among other line items and metrics, our proportionate share of annualized base rent, occupied square feet, rentable square feet and weighted average remaining lease term from the Unconsolidated Joint Venture properties. Due to the uncertainty with regard to the recovery of our investment in the Unconsolidated Joint Venture, beginning January 1, 2026, we no longer include the proportionate share of the joint venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics.
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
Also on January 26, 2026, pursuant to the Cooperation Agreement, we commenced a review of strategic options for the Company, which review may include, without limitation, the consideration of potential acquisition and merger targets, the potential sale of the Company and continuing to operate as an independent publicly traded entity. As of August 6, 2026, the strategic options review process remains ongoing as we continue to actively engage with several parties. We cannot provide any assurance that these discussions will lead to any actionable proposal. The Cooperation Agreement does not obligate the Company to pursue or consummate any transaction or require our Board of Directors to take any action that it determines in good faith is inconsistent with its duties under applicable law.
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
Real Estate Portfolio
As of June 30, 2026, we owned and operated 57 operating properties with an aggregate of 6.4 million leasable square feet and annualized base rent of $108.0 million, located within 26 states with an occupancy rate of 78.1% and a weighted average remaining lease term of 6.2 years.
Factors That May Influence Our Operating Results and Financial Condition
Rental Revenues
Our operating results depend primarily upon generating rental revenue from the properties in our portfolio. The amount of rental revenue generated by these properties is affected by our ability to maintain or increase occupancy levels, which will depend upon our ability to re-lease expiring space and lease up vacant space at favorable rates (see “Economic Environment and Tenant Retention” below). In addition, we have agreed to provide rent concessions to tenants and incur leasing costs with respect to our properties, including amounts paid directly to tenants to improve their space and/or building systems, or tenant improvement allowances, landlord agreements to perform and pay for certain improvements, and leasing commissions, and we anticipate we will continue to do so in future periods (see “Leasing Activity and Capital Expenditures” below).

Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations the next few years. For example, leases representing approximately 3.8% and 10.5% of our annualized base rent are scheduled to expire during the remainder of 2026 and in 2027, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of new tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets; in addition, the impact of a future prolonged federal government shutdown, similar to the shutdown that began in the third quarter of 2025 and the partial shutdown that began in the first quarter of 2026, may cause increased government budgetary pressures and uncertainty surrounding budgetary priorities. These factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
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
As of June 30, 2026, 69.7%, 25.7% and 4.6% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of June 30, 2026, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

Geographic Concentration	% of Rentable Square Feet
Texas	27.1%
California	11.1%

Property Type	% of Rentable Square Feet
Traditional Office	59.9%
Flex/Industrial	16.9%
Governmental	15.3%
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
We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and will retain such status as of December 31, 2026, even though we will no longer be an emerging growth company. As such, we may elect to take advantage of certain scaled disclosures available to smaller reporting companies.
Basis of Presentation
The consolidated financial statements of the Company for the three and six months ended June 30, 2026 and 2025, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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

Significant Transactions Summary
Activity through June 30, 2026 and Subsequent Events
Real Estate Operations
•During the six months ended June 30, 2026, we completed approximately 557,000 square feet of lease extensions and new leases across seven different properties and a weighted average lease term of 6.9 years.
•During July 2026, we completed a new 10.5-year lease for approximately 19,000 square feet at our property in Plano, Texas, a new 10.6-year lease for approximately 28,000 square feet at our property in Tulsa, Oklahoma and a 3.0-year lease renewal for 69,000 square feet at our property in Salem, Oregon.
•During February 2026, we acquired one 75,000 square foot property in Northbrook, Illinois for a gross purchase price of $15.0 million. The property is fully leased to a single tenant through December 2036.
•During June 2026, we acquired the fee simple interest in one parcel of land at a property located in Lincoln, Nebraska, where the Company’s ownership interest of this property was previously comprised of a long-term ground lease interest. See Note 3 – Real Estate Investments and Related Intangibles - Property Acquisitions for further information.
•During the six months ended June 30, 2026, we closed on the sale of four properties and the 37.4 acre Deerfield, Illinois properties for an aggregate gross sales price of $83.7 million. These sale transactions include the opportunistic sale of two Operating Properties comprising approximately 260,000 square feet for a gross sales price of $57.5 million during the three months ended June 30, 2026, and the sale of two vacant properties totaling approximately 516,000 square feet for a gross sales price of $13.1 million during the three months ended March 31, 2026.
•As of August 6, 2026, we have an agreement in place to sell one property currently leased to the United States Government for a gross sales price of $3.4 million. Our pending sale agreement is subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance the transaction will close on the agreed upon price or other terms, or at all.
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
•During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund the acquisition of the property in Northbrook, Illinois discussed above. During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility. As of June 30, 2026, the outstanding principal balance under the New Revolving Facility was $102.0 million.
•The Company made principal payments of $38.4 million on the CMBS Loan during the six months ended June 30, 2026.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first and second quarters of 2026 which were paid on April 15, 2026 and July 15, 2026.
•On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2026, payable on October 15, 2026 to stockholders of record as of September 30, 2026.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our consolidated operating properties as of the dates indicated below:

	June 30, 2026	December 31, 2025
Portfolio Metrics
Operating properties	57	58
Non-operating properties	—	8
Rentable square feet (in thousands) (1) (2)	6,352	6,546
Annualized base rent (in thousands) (1)	$107,993	$107,278
Occupancy rate (1) (3)	78.1%	78.1%
Leased rate (1) (4)	78.1%	80.1%
Investment-grade tenants (1) (5)	69.1%	67.7%
Weighted average remaining lease term (in years) (1)	6.2	5.6
____________________________________
(1)As of January 1, 2026, the Company no longer includes the proportionate share of the Unconsolidated Joint Venture’s financial statement line items and operating metrics in its non-GAAP metrics and other operating metrics. This change has been applied retrospectively to rentable square feet, annualized base rent, occupancy rate, leased rate, investment-grade tenants and weighted average lease term as of December 31, 2025, for comparison purposes.
(2)Represents leasable square feet of operating properties.
(3)Occupancy rate equals the sum of occupied square feet divided by rentable square feet of operating properties.
(4)Leased rate equals the sum of leased square feet divided by rentable square feet of operating properties.
(5)Based on annualized base rent of our real estate portfolio as of June 30, 2026. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial Metrics
Total revenues	$34,304	$37,305	$70,575	$75,306
Net income (loss) attributable to common stockholders	$24,579	$(25,103)	$11,001	$(34,464)
Net income (loss) per share attributable to common stockholders - basic	$0.43	$(0.45)	$0.19	$(0.61)
Net income (loss) per share attributable to common stockholders - diluted	$0.42	$(0.45)	$0.19	$(0.61)

FFO attributable to common stockholders (1)	$9,234	$8,881	$15,077	$17,686
FFO attributable to common stockholders per diluted share (1)	$0.16	$0.16	$0.26	$0.31

Core FFO attributable to common stockholders (1)	$11,798	$11,458	$23,539	$22,111
Core FFO attributable to common stockholders per diluted share (1)	$0.20	$0.20	$0.41	$0.39
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 6.2 year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result of the above factors, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, favorable terms or at all.
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
As of June 30, 2026, we had the following estimated total outstanding rent concessions and leasing cost commitments (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$15,066	1,247	$12.08
Tenant improvement allowances	36,510	1,851	$19.72
Reimbursable landlord work (3)	2,315	128	$18.09
Non-reimbursable landlord work (3)	4,619	1,078	$4.28
Total	$58,510	2,742	$21.34
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on the CMBS Loan, we have funded an all-purpose reserve with the lender which had total cash reserves of $42.8 million as of June 30, 2026 and may be used for leasing costs and capital expenditures.

During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended June 30, 2026
	New Leases	Renewals	Total
Number of leases	2	4	6
Rentable square feet leased	6	196	202
Weighted average lease term (by rentable square feet) (years) - firm term (1)	5.5	5.1	5.1
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	5.5	5.1	5.1
Weighted average new term rental rate per rentable square foot per year (cash basis)	$10.90	$24.47	$24.11
Weighted average rental rate change (cash basis) (2) (3)	N/A	(7.7)%	(7.7)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$0.84	$5.49	$5.36
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$0.84	$5.49	$5.36

	Three Months Ended June 30, 2025
	New Leases	Renewals	Total
Number of leases	2	2	4
Rentable square feet leased	69	110	179
Weighted average lease term (by rentable square feet) (years) - firm term (1)	13.0	1.6	6.0
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	13.0	1.6	6.0
Weighted average new term rental rate per rentable square foot per year (cash basis)	$27.82	$11.45	$17.80
Weighted average rental rate change (cash basis) (2) (3)	N/A	6.2%	6.2%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$10.26	$2.09	$8.91
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$10.26	$2.09	$8.91
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
(3)Excludes two new leases for approximately 6,000 square feet for the three months ended June 30, 2026 that had been or will be vacant for more than 12 months at the time the new lease commences. Excludes two new leases for approximately 69,000 square feet during the three months ended June 30, 2025.
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
(5)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended June 30, 2026 and 2025.

During the periods indicated below, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Six Months Ended June 30, 2026
	New Leases	Renewals	Total
Number of leases	4	5	9
Rentable square feet leased	201	356	557
Weighted average lease term (by rentable square feet) (years) - firm term (1)	11.6	4.2	6.9
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	11.6	4.2	6.9
Weighted average new term rental rate per rentable square foot per year (cash basis)	$16.10	$30.63	$25.40
Weighted average rental rate change (cash basis) (2) (3)	N/A	(2.3)%	(2.3)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$5.60	$4.69	$5.25
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$5.60	$4.69	$5.25

	Six Months Ended June 30, 2025
	New Leases	Renewals (6)	Total
Number of leases	3	5	8
Rentable square feet leased	229	330	559
Weighted average lease term (by rentable square feet) (years) - firm term (1)	10.9	3.4	6.5
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	10.9	3.4	6.5
Weighted average new term rental rate per rentable square foot per year (cash basis)	$29.24	$20.51	$24.10
Weighted average rental rate change (cash basis) (2) (3)	N/A	(14.2)%	(14.2)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$8.68	$4.22	$7.30
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$8.68	$4.22	$7.30
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
(3)Excludes four new leases for approximately 201,000 square feet for the six months ended June 30, 2026 that had been or will be vacant for more than 12 months at the time the new lease commences. Excludes three new leases for approximately 229,000 square feet during the six months ended June 30, 2025.
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
(5)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the six months ended June 30, 2026. Tenant rent concessions and leasing costs per rentable square foot for the six months ended June 30, 2025 and attributable to new leases have been retrospectively updated to reduce the amount of tenant improvement allowances by $0.64 per rentable square foot per year pursuant to the terms of a subsequent lease amendment entered into during the three months ended March 31, 2026.
(6)Includes the Company's proportionate share of rentable square feet and tenant rent concessions and leasing costs for one 163,000 square foot renewal at a property owned by the Company's Unconsolidated Joint Venture.

During the three months ended June 30, 2026, four leases expired or were downsized comprising a total reduction in occupied square feet of approximately 422,000 square feet. We closed on the sale of one of these properties totaling approximately 120,000 square feet during the three months ended June 30, 2026, and are currently marketing for sale an additional vacant property totaling approximately 109,000 square feet. We currently intend to re-let the remaining two vacancies. The expired base rent per square foot and our market rent estimates for these vacancies are as follows (square feet in thousands):

Vacancy Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Amherst, New York	170	$18.04	$16.00 - $18.00
San Antonio, Texas	23	$19.60	$18.00 - $20.00
Our market rent estimates are based on a variety of assumptions which are subject to change, and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease related costs (1)	$1,440	$2,512	$5,409	$4,623
Lease incentives (2)	1,770	883	2,764	1,030
Building, fixtures and improvements (3)	5,642	12,177	19,330	18,260
Total capital expenditures	$8,852	$15,572	$27,503	$23,913
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and six months ended June 30, 2026 and 2025.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Rental	$34,098	$37,102	$(3,004)	$70,232	$74,899	$(4,667)
Fee income from unconsolidated joint venture	206	203	3	343	407	(64)
Total revenues	$34,304	$37,305	$(3,001)	$70,575	$75,306	$(4,731)
Rental
The decreases in rental revenues of $3.0 million and $4.7 million during the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively, were primarily due to the impact of decreasing overall occupied square footage resulting from the expiration of leases totaling $4.3 million and $7.2 million in rental revenues during the three and six months ended June 30, 2026, respectively, dispositions of certain properties of $1.3 million and $1.8 million, respectively, and reimbursement revenue related to property tax reassessments of $0.7 million and $1.2 million, respectively. The decreases in revenues were partially offset by $3.3 million and $5.2 million of rental revenue during the three and six months ended June 30, 2026, respectively, related to leasing activity that occurred during the comparative periods and revenues of $0.5 million and $0.6 million, respectively, from the property we acquired in February 2026 located in Northbrook, Illinois.
We had 57 operating properties with an aggregate of 6.4 million leasable square feet and an occupancy rate of 78.1% as of June 30, 2026, as compared to 66 operating properties with an aggregate of 7.6 million leasable square feet and an occupancy rate of 76.8% as of June 30, 2025.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Property operating	$12,477	$15,895	$(3,418)	$27,260	$32,345	$(5,085)
General and administrative	4,611	4,838	(227)	9,751	9,734	17
Depreciation and amortization	13,520	14,928	(1,408)	26,679	30,950	(4,271)
Impairments	—	19,503	(19,503)	6,296	21,212	(14,916)
Transaction related	312	75	237	571	139	432
Total operating expenses	$30,920	$55,239	$(24,319)	$70,557	$94,380	$(23,823)
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses decreased $3.4 million and $5.1 million during the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively. The decrease during the three months ended June 30, 2026 as compared to the same period in 2025 is primarily due to decreases in property operating expenses resulting from property dispositions of $2.4 million and a decrease in real estate taxes due to property reassessments of $1.4 million, offset by increased operating expenses from our leasing efforts to increase occupancy at certain properties of $0.6 million.
The decrease during the six months ended June 30, 2026 compared to the same period in 2025 is primarily due to decreases in property operating expenses resulting from property dispositions of $4.9 million and a decrease in real estate taxes due to property reassessments of $2.0 million, offset by increased operating expenses from our leasing efforts to increase occupancy at certain properties of $1.1 million and additional operating expenses related to the property we acquired in February 2026 located in Northbrook, Illinois of $0.2 million.
General and administrative expenses
General and administrative expenses decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to savings of $0.2 million from lower employee headcount. General and administrative expenses were relatively consistent during the six months ended June 30, 2026, as compared to the same period in 2025, as an increase in legal fees of $0.2 million related to the ongoing strategic options review and managing activist shareholders and higher audit fees of $0.1 million due to the upcoming auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, were offset by savings of $0.4 million from lower employee headcount.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $1.4 million and $4.3 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease in depreciation and amortization expense in the three month period was primarily driven by the $1.4 million impact from the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and lower depreciation and amortization expenses due to disposed properties of $1.0 million, partially offset by an increase in depreciation and amortization from capital expenditures and leasing costs of $1.2 million.

The decrease in depreciation and amortization expenses in the six month period was primarily driven by the $4.3 million impact from the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early lease terminations, lower depreciation and amortization expenses due to disposed properties of $2.0 million, partially offset by an increase in depreciation and amortization from capital expenditures and leasing costs of $2.0 million.
Impairments
Impairments decreased $19.5 million and $14.9 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. No impairment charges were recorded during the three months ended June 30, 2026. The impairment charges of $6.3 million during the six months ended June 30, 2026 include one property. The charges reflect management’s estimates of leasing probability, timing and terms of such leasing, carrying costs, sale probability and estimates of sale proceeds.
Impairment charges totaling $19.5 million with respect to four properties were recorded during the three months ended June 30, 2025. Impairment charges totaling $21.2 million with respect to six properties were recorded during the six months ended June 30, 2025. See Note 5 - Fair Value Measures for further information.
Transaction related expenses
Transaction related expense increased $0.2 million and $0.4 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase in transaction related expenses in the three and six month periods was primarily driven by $0.2 million of costs incurred to perform work at a property sold by the Company, as required under the terms of the sale. Additionally, during the six month period, we recognized costs from terminated transactions of $0.1 million.
Other Income (Expenses) and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Interest expense, net	$(7,330)	$(8,016)	$(686)	$(14,580)	$(16,172)	$(1,592)
Gain on disposition of real estate assets	$28,826	$891	$27,935	$28,826	$891	$27,935
Loss on extinguishment of debt, net	$(288)	$—	$288	$(532)	$—	$532
Other income	$63	$404	$(341)	$306	$657	$(351)
Other expenses	$(1)	$(108)	$(107)	$(3,320)	$(108)	$3,212
Recovery of reserve on Member Loan	$—	$—	$—	$439	$—	$439
Equity in loss of unconsolidated joint venture, net	$—	$(271)	$(271)	$—	$(517)	$(517)
Provision for income taxes	$(71)	$(67)	$4	$(142)	$(133)	$9
Interest expense, net
Interest expense, net decreased $0.7 million and $1.6 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 primarily as a result of lower average debt balances and lower weighted average interest rates. Our average debt outstanding was $466.9 million and $450.8 million for the three and six months ended June 30, 2026, respectively, compared to $494.0 million and $487.5 million for each of the same periods in 2025. The weighted average interest rate on our debt obligations was 5.34% and 5.37% for the three and six months ended June 30, 2026, respectively, and 5.67% and 5.68% for the three and six months ended June 30, 2025, respectively. Interest expense, net for the three and six months ended June 30, 2026 was offset by capitalized interest of $0.1 million and $0.4 million, respectively, compared to capitalized interest of $0.2 million during the three and six months ended June 30, 2025.

Gain on disposition of real estate assets
Gains on disposition of real estate assets were $28.8 million for the three and six months ended June 30, 2026 as compared to $0.9 million recognized during the same periods in 2025. The gains on disposition of real estate assets recognized during 2026 were primarily driven by the opportunistic sale of two Operating Properties, including our property located in Columbus, Ohio and our property located in Glen Burnie, Maryland for gains of $20.0 million and $7.4 million, respectively. The remaining $1.4 million of gains recognized during the 2026 periods were from the sale of properties which were subject to cumulative impairment losses of $99.5 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the six months ended June 30, 2026 was related to the write off of deferred financing costs of $0.2 million in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and resulting net reduction in total borrowing capacity discussed in Note 6 – Debt, Net. During the three months ended June 30, 2026, the Company wrote-off an additional $0.3 million of deferred financing costs in connection with a $34.4 million CMBS Loan principal paydown as part of the sale of one of the properties collateralizing the CMBS Loan. See Note 6 – Debt, Net - CMBS Loan for further information. There were no such costs incurred during the six months ended June 30, 2025.
Other expenses
Other expenses recognized during the six months ended June 30, 2026 primarily related to $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan.
Recovery of reserve on Member Loan
During the six months ended June 30, 2026, we received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved.
Equity in loss of unconsolidated joint venture, net
We account for our investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, our share of losses exceeded the carrying amount of our investment. Accordingly, we have suspended recognition of our share of additional losses and will resume recognizing our share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously unrecognized losses. We have not recognized any further losses in excess of our investment in the Unconsolidated Joint Venture during three and six months ended June 30, 2026.

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

The table below presents a reconciliation of FFO and Core FFO to net loss attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$24,579	$(25,103)	$11,001	$(34,464)
Depreciation and amortization of real estate assets	13,481	14,897	26,606	30,885
Gain on disposition of real estate assets	(28,826)	(891)	(28,826)	(891)
Impairment of real estate	—	19,503	6,296	21,212
Proportionate share of Unconsolidated Joint Venture adjustments for items above, as applicable	—	475	—	944
FFO attributable to common stockholders	$9,234	$8,881	$15,077	$17,686
Transaction related	312	75	571	139
Amortization of deferred financing costs	928	922	1,773	1,834
Amortization of deferred lease incentives, net	221	115	383	219
Equity-based compensation, net	814	822	1,584	1,526
Loss on extinguishment of debt, net	288	—	532	—
Other adjustments, net (1)	1	629	3,619	679
Proportionate share of Unconsolidated Joint Venture adjustments for items above, as applicable	—	14	—	28
Core FFO attributable to common stockholders	$11,798	$11,458	$23,539	$22,111

Weighted average shares of common stock outstanding - basic	56,946	56,254	56,756	56,149
Effect of weighted average dilutive securities (2)	1,160	47	732	67
Weighted average shares of common stock outstanding - diluted	58,106	56,301	57,488	56,216

FFO attributable to common stockholders per diluted share	$0.16	$0.16	$0.26	$0.31
Core FFO attributable to common stockholders per diluted share	$0.20	$0.20	$0.41	$0.39
____________________________________
(1)Other adjustments, net during the six months ended June 30, 2026 includes $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan and are presented in other expenses on the consolidated statements of operations and $0.7 million of costs incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus presented in property operating expenses on the consolidated statements of operations, offset by $0.4 million for a partial recovery of the reserve on the Member Loan presented separately on the consolidated statements of operations. The above items have been included as “other adjustments” to Core FFO as they do not reflect the ongoing operating performance of the Company.
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

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are estimated to be: (i) fund operating expenses; (ii) pay interest and principal on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the New Revolving Facility are sufficient to meet our liquidity needs for the next twelve months. As of June 30, 2026, we had $63.5 million of cash and cash equivalents and restricted cash and $113.0 million of borrowing capacity under the New Revolving Facility.
The non-recourse mortgage notes associated with the Unconsolidated Joint Venture experienced a payment default at maturity during February 2026. The lenders’ agent under the loan has issued a default notice and has informed the joint venture that it intends to seek to compel a sale of the properties in the joint venture in order to repay the loan.
During June 2026, the lenders agreed to extend the loan maturity date until July 31, 2026, to provide the Unconsolidated Joint Venture with time to consummate the sale of one of the six properties, however the sale transaction was subsequently terminated and the loan went back into default on August 1, 2026. The lenders have implemented an excess cash flow sweep and as a result of the loan default, have various additional rights and remedies that are customary in a non-recourse mortgage financing, such as the right to collect default interest, institute a proceeding for foreclosure and apply for the appointment of a receiver. The joint venture has delivered a proposed disposition strategy to the lenders for the six properties and remains in discussions with the lenders about next steps which may include a short-term extension and the requirement to sell one or more properties and utilize the proceeds to repay principal outstanding under the debt. We cannot provide any assurance that the Unconsolidated Joint Venture will be able to extend or refinance all or any portion of this debt obligation, complete the disposition of the six properties on favorable terms or in a timely manner, or at all, or that the lenders will not seek to enforce their remedies due to the ongoing payment default.
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

Credit Agreements
Summary
As of June 30, 2026, we had $436.6 million of total consolidated debt outstanding, consisting of a $316.6 million fixed rate mortgage note collateralized by 18 properties (the “CMBS Loan”), $102.0 million borrowed under our $215.0 million New Revolving Facility and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of June 30, 2026 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2028	2029	2030	2031
New Revolving Facility (2)	6.37%	1.6	$102,000	$102,000	$—	$—	$—
Mortgages payable (3) (4)	5.02%	2.8	334,598	—	316,598	—	18,000
Total			$436,598	$102,000	$316,598	$—	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of June 30, 2026.
(2)See “Credit Agreement Obligation” below for additional information with respect to the interest rate and maturity of loans under the New Revolving Facility. The New Revolving Facility was subject to an interest rate collar agreement to hedge against interest rate volatility. Under the agreement, the benchmark rate for the New Revolving Facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. The interest rate collar agreement expired in accordance with its terms on May 12, 2026 and we currently have no active derivative agreement.
(3)Includes $316.6 million securitized mortgage note secured by 18 of our properties which bears interest at a fixed rate of 4.971% and matures on February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030, each upon satisfaction of certain conditions. Also includes $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Unconsolidated Joint Venture of $126.3 million, of which our proportionate share was $25.3 million as of June 30, 2026.
Credit Agreement Obligations
Our prior $350.0 million senior revolving credit facility (the “Original Revolving Facility”) was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”).
On February 18, 2026, the Company, as parent, and Orion OP, as borrower, entered into a credit agreement for the New Revolving Facility. On May 15, 2026, the Company and Orion OP entered into a first amendment to the New Revolving Facility credit agreement to incorporate certain technical, clarifying and conforming changes in connection with granting the lenders first priority mortgages on the Collateral Properties (as defined below).
During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund the acquisition of the property in Northbrook, Illinois discussed above under “Significant Transactions Summary.” During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility. As of June 30, 2026, the outstanding principal balance under the New Revolving Facility was $102.0 million.
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
•Orion OP and the Company have granted the lenders first priority mortgages and deeds of trust on a pool of 29 of the Company’s properties and have agreed to grant first priority mortgages on any additional properties acquired in the future by the Company and approved by the administrative agent (the “Collateral Properties”), and have granted the lenders other customary collateral associated with a first lien on commercial office properties. Collateral Properties may only be released from the applicable lien in connection with a sale of such property to a third party or qualified financing and 100% of the net cash proceeds must be applied to repay borrowings under the New Revolving Facility.
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
We entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, we entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the Original Revolving Facility or subsequently the New Revolving Facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. The interest rate collar agreement expired in accordance with its terms on May 12, 2026 and we currently have no active derivative agreement. As of June 30, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.37%.

Revolving Facility Covenants
The table that follows summarizes the financial covenants for the Company’s New Revolving Facility, and the Company’s compliance therewith as of June 30, 2026 as calculated per the terms of the credit agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

New Revolving Facility Financial Covenants	Required	June 30, 2026
Ratio of total indebtedness to total asset value	≤ 60%	45.4%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.52x
Consolidated tangible net worth	≥ $740.6 million	$985.4 million
Collateral property availability	≥ $215.0 million	$295.5 million
Collateral property debt yield	≥ 13%	29.9%
As of June 30, 2026, Orion OP was in compliance with the financial covenants for the New Revolving Facility.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which was initially secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. During June 2026, the Company sold one of the Mortgaged Properties and used the net proceeds of $34.4 million to prepay a portion of the outstanding principal balance on the CMBS Loan, thereby reducing the number of Mortgaged Properties securing the CMBS Loan to 18. In connection with this transaction, the Company wrote-off net deferred costs of $0.3 million to loss on extinguishment of debt, net in the consolidated statements of operations. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of June 30, 2026, the Company was in compliance with these financial covenants.
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
•An all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.74 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
•The all-purpose reserve will be used to pay leasing costs and capital expenditures associated with the Mortgaged Properties, as well as to pay any property operating expenses not otherwise fully covered by revenues from the Mortgaged Properties.
•The Mortgage Borrowers have agreed that until maturity, the lender will sweep all monthly excess cash flows from the Mortgaged Properties, after payment of interest and property operating expenses. During the initial two-year extension period, the lender will apply one-half of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the other half to fund the all-purpose reserve. During any additional extension period, the lender will apply 75% of such excess funds to prepay the outstanding principal balance of the CMBS Loan, and the remaining 25% of such excess funds to fund the all-purpose reserve. The all-purpose reserve is subject to a cap of $15.0 million during the one-year additional extension period and $5.0 million during the six-month additional extension period. If the reserve cap has been reached, all additional or excess amounts will be utilized to prepay the outstanding principal balance of the CMBS Loan.
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
During the six months ended June 30, 2026, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02
May 5, 2026	June 30, 2026	July 15, 2026	$0.02
On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2026, payable on October 15, 2026 to stockholders of record as of September 30, 2026.
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
Cash Flow Analysis
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,		2026 vs 2025 Increase/(Decrease)
	2026	2025
Net cash provided by operating activities	$8,355	$9,316	$(961)
Net cash provided by investing activities	$34,419	$3,489	$30,930
Net cash used in financing activities	$(39,884)	$(16,501)	$23,383
Net cash provided by operating activities decreased $1.0 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to net changes in accounts payable, accrued expenses and other liabilities, net and net changes in accounts receivable, net and other assets, net.
Net cash provided by investing activities increased $30.9 million during the six months ended June 30, 2026, compared to the same period in 2025. Net cash provided by investing activities during the six months ended June 30, 2026 includes proceeds from the sale of real estate assets of $81.4 million and payments received on the Member Loan of $1.1 million, offset by cash paid for capital expenditures and leasing costs of $33.7 million and the acquisition of two real estate assets for $14.8 million. Net cash provided by investing activities during the six months ended June 30, 2025 includes proceeds from the sale of real estate assets of $22.8 million and payments received on a note receivable of $2.5 million, offset by cash paid for capital expenditures and leasing costs of $15.6 million and the net funding of the Member Loan of $6.2 million.
Net cash used in financing activities increased $23.4 million during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to principal payments on the CMBS Loan of $38.4 million and payments of deferred financing costs of $8.2 million, offset by a decrease in distributions paid to stockholders of $4.5 million and a net increase in Revolving Facility borrowings of $19.0 million. During the six months ended June 30, 2026, the Company had net draws on the Original Revolving Facility and New Revolving Facility of $10.0 million, as compared to net repayments on the Original Revolving Facility of $9.0 million during the same period in 2025.
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

Interest Rate Risk
As of June 30, 2026, our debt included fixed-rate debt, with a fair value and carrying value of $314.0 million and $334.6 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2026 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $7.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $7.9 million.
As of June 30, 2026, our debt included variable-rate debt with a fair value and carrying value of $102.0 million. As a result, we are subject to the potential impact of increases in interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from June 30, 2026 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.0 million annually.
As the information presented above includes only those exposures that existed as of June 30, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.
We have made equity and Member Loan investments in the Unconsolidated Joint Venture which may not be recoverable.
We are invested in the Unconsolidated Joint Venture where we own a 20% minority, non-controlling interest and our partner owns the remaining 80% interest. We also made a Member Loan to the Unconsolidated Joint Venture to fund certain capital requirements of the joint venture. The six properties owned by the Unconsolidated Joint Venture are financed with non-recourse mortgage notes which are currently subject to a payment default that occurred at maturity. The ongoing default situation with respect to the mortgage notes has created significant uncertainty with regard to our recovery of our investments in the Unconsolidated Joint Venture. The agent for the mortgage lenders is currently sweeping cash flows from the properties and the lenders have various rights and remedies that are customary in a non-recourse mortgage financing, such as the right to collect default interest, institute a proceeding for foreclosure and apply for the appointment of a receiver. As of December 31, 2025, we recorded a $10.8 million impairment charge on our investment in the Unconsolidated Joint Venture and thereby wrote the carrying value of such investment to zero, and we have recorded a loan loss reserve for the entire $5.5 million gross amount receivable on the Member Loan. We are seeking to work with the lenders and our joint venture partner to sell the joint venture properties in an orderly manner, repay the mortgage notes and recover as much of the Member Loan and equity in the Unconsolidated Joint Venture as possible. We cannot provide any assurance that the Unconsolidated Joint Venture will be able to extend or refinance all or any portion of the mortgage debt obligations, complete the disposition of the six properties on favorable terms or in a timely manner, or at all, or that the lenders will not seek to enforce their remedies due to the ongoing payment default under the mortgage debt, and we may be unable to recover our original investment in the Unconsolidated Joint Venture, which we have written down to zero or, in the case of the Member Loan, fully reserved accordingly.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1*
First Amendment to Credit Agreement, dated May 15, 2026, by and among Orion Properties Inc., as Parent, Orion Properties LP, as Borrower, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

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

Dated: August 6, 2026