Form 10-Q
period 2026-09-30
Orion Properties Inc.
filed 2026-11-05
CIK 1873923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 57,044,714 shares of common stock of Orion Properties Inc. outstanding as of October 30, 2026.

ORION PROPERTIES INC.
For the quarterly period ended September 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
ORION PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$167,254	$176,532
Buildings, fixtures and improvements	962,663	976,676
Total real estate investments, at cost	1,129,917	1,153,208
Less: accumulated depreciation	204,111	195,042
Total real estate investments, net	925,806	958,166
Accounts receivable, net	44,553	35,333
Intangible lease assets, net	74,054	75,947
Cash and cash equivalents	13,731	22,362
Restricted cash	50,450	38,277
Real estate assets held for sale, net	—	12,803
Other assets, net	27,956	27,614
Total assets	$1,136,550	$1,170,502

LIABILITIES AND EQUITY
Mortgages payable, net	$331,955	$371,957
Credit facility revolver	102,000	92,000
Accounts payable and accrued expenses	26,860	40,219
Below-market lease liabilities, net	16,964	18,449
Distributions payable	1,141	1,208
Other liabilities, net	27,254	22,154
Total liabilities	506,174	545,987

Common stock, $0.001 par value, 100,000,000 shares authorized 57,044,714 and 56,314,634 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	1,153,510	1,151,644
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(524,436)	(528,482)
Total stockholders’ equity	629,131	623,213
Non-controlling interest	1,245	1,302
Total equity	630,376	624,515
Total liabilities and equity	$1,136,550	$1,170,502

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental	$35,235	$36,918	$105,467	$111,817
Fee income from Unconsolidated Joint Venture	198	204	541	611
Total revenues	35,433	37,122	106,008	112,428
Operating expenses:
Property operating	14,282	17,284	41,542	49,629
General and administrative	4,735	4,607	14,486	14,341
Depreciation and amortization	12,518	14,709	39,197	45,659
Impairments	—	63,698	6,296	84,910
Transaction related	120	114	691	253
Total operating expenses	31,655	100,412	102,212	194,792
Other (expenses) income:
Interest expense, net	(7,099)	(7,880)	(21,679)	(24,052)
Gain on disposition of real estate assets	—	3,265	28,826	4,156
Loss on extinguishment of debt, net	—	—	(532)	—
Other income	117	317	423	974
Other expenses	—	(1,116)	(3,320)	(1,224)
Recovery of reserve on Member Loan	—	—	439	—
Equity in loss of Unconsolidated Joint Venture, net	—	(256)	—	(773)
Total other (expenses) income, net	(6,982)	(5,670)	4,157	(20,919)
(Loss) income before taxes	(3,204)	(68,960)	7,953	(103,283)
Provision for income taxes	(69)	(67)	(211)	(200)
Net (loss) income	(3,273)	(69,027)	7,742	(103,483)
Net income attributable to non-controlling interest	(11)	(8)	(25)	(16)
Net (loss) income attributable to common stockholders	$(3,284)	$(69,035)	$7,717	$(103,499)

Weighted average common shares outstanding - basic	57,045	56,313	56,853	56,204
Weighted average common shares outstanding - diluted	57,045	56,313	57,594	56,204

Net (loss) income per share attributable to common stockholders - basic	$(0.06)	$(1.23)	$0.14	$(1.84)
Net (loss) income per share attributable to common stockholders - diluted	$(0.06)	$(1.23)	$0.13	$(1.84)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(3,273)	$(69,027)	$7,742	$(103,483)
Total other comprehensive income (loss):
Unrealized gain on interest rate derivatives	—	18	5	9
Reclassification of previous unrealized gain on interest rate derivatives into net loss	—	(10)	—	(11)
Total other comprehensive income (loss)	—	8	5	(2)

Total comprehensive (loss) income	(3,273)	(69,019)	7,747	(103,485)
Comprehensive income attributable to non-controlling interest	(11)	(8)	(25)	(16)
Total comprehensive (loss) income attributable to common stockholders	$(3,284)	$(69,027)	$7,722	$(103,501)

The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except for share data) (Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, January 1, 2026	56,314,634	$56	$1,151,644	$(5)	$(528,482)	$623,213	$1,302	$624,515
Net (loss) income	—	—	—	—	(13,578)	(13,578)	10	(13,568)
Distributions	—	—	—	—	(1,372)	(1,372)	(39)	(1,411)
Repurchases of common stock to settle tax obligations	(270,109)	—	(619)	—	—	(619)	—	(619)
Equity-based compensation, net	785,543	1	867	—	—	868	—	868
Other comprehensive income, net	—	—	—	5	—	5	—	5
Balance, March 31, 2026	56,830,068	$57	$1,151,892	$—	$(543,432)	$608,517	$1,273	$609,790
Net income	—	—	—	—	24,579	24,579	4	24,583
Distributions	—	—	—	—	(1,158)	(1,158)	—	(1,158)
Equity-based compensation, net	214,646	—	814	—	—	814	—	814
Balance, June 30, 2026	57,044,714	$57	$1,152,706	$—	$(520,011)	$632,752	$1,277	$634,029
Net (loss) income	—	—	—	—	(3,284)	(3,284)	11	(3,273)
Distributions	—	—	—	—	(1,141)	(1,141)	(43)	(1,184)
Equity-based compensation, net	—	—	804	—	—	804	—	804
Balance, September 30, 2026	57,044,714	$57	$1,153,510	$—	$(524,436)	$629,131	$1,245	$630,376

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

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,742	$(103,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,197	45,659
Straight-line rental revenue and other non-cash revenue adjustments, net	(4,115)	(11,216)
Impairments	6,296	84,910
Gain on disposition of real estate assets	(28,826)	(4,156)
Loss on extinguishment of debt, net	532	—
Amortization of deferred financing costs	2,854	2,767
Loss on deferred offering costs	—	576
Equity-based compensation, net	2,486	2,498
Equity in loss of Unconsolidated Joint Venture, net	—	773
Recovery of reserve on Member Loan	(439)	—
Changes in assets and liabilities:
Accounts receivable, net and other assets, net	(324)	234
Accounts payable, accrued expenses and other liabilities, net	(7,039)	(3,505)
Net cash provided by operating activities	18,364	15,057
Cash flows from investing activities:
Investment in real estate assets	(14,830)	—
Capital expenditures and leasing costs	(41,632)	(32,586)
Proceeds from disposition of real estate, net	81,443	44,040
Origination of Member Loan	—	(8,328)
Principal repayments received on Member Loan	1,117	3,003
Principal repayments received on notes receivable	—	2,500
Deposits for real estate assets	(305)	(425)
Uses and refunds of deposits for real estate assets	655	—
Net cash provided by investing activities	26,448	8,204
Cash flows from financing activities:
Payments on mortgages payable	(38,506)	—
Proceeds from the Original Revolving Facility	18,000	13,000
Repayments of the Original Revolving Facility	(110,000)	(22,000)
Proceeds from the New Revolving Facility	127,000	—
Repayments of the New Revolving Facility	(25,000)	—
Payments of deferred financing costs	(8,324)	(8)
Repurchases of common stock to settle tax obligations	(619)	(475)
Distributions paid	(3,405)	(7,845)
Other financing activities	(416)	(338)
Net cash used in financing activities	(41,270)	(17,666)
Net change in cash and cash equivalents and restricted cash	3,542	5,595

Cash and cash equivalents and restricted cash, beginning of year	60,639	57,170
Cash and cash equivalents and restricted cash, end of period	$64,181	$62,765

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$22,362	$15,600
Restricted cash at beginning of year	38,277	41,570

ORION PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

Cash and cash equivalents and restricted cash at beginning of year	$60,639	$57,170

Cash and cash equivalents at end of period	$13,731	$32,639
Restricted cash at end of period	50,450	30,126
Cash and cash equivalents and restricted cash at end of period	$64,181	$62,765
The accompanying notes are an integral part of these statements.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
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
As of September 30, 2026, the Company owned and operated 57 operating properties, with an aggregate of 6.4 million leasable square feet located in 26 states. The Company owned an equity interest in OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), an unconsolidated joint venture with an affiliate of Arch Street Capital Partners, LLC (“Arch Street Capital Partners”). As of September 30, 2026, the Unconsolidated Joint Venture owned a portfolio consisting of six properties totaling approximately 1.0 million leasable square feet located in six states.
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
September 30, 2026 (Unaudited)
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
Reclassification
Other income and other expenses, which were previously combined as other income (expenses), net on the consolidated statements of operations, have been separately presented for all prior periods presented to be consistent with the presentation for the three and nine months ended September 30, 2026. This reclassification had no impact on the reported net income (loss) in the accompanying consolidated statements of operations.
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
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2026, the Company recorded a reduction to rental revenue of $0.1 million and $0.2 million, respectively, for income not probable of collection. No such amounts were recorded for the three and nine months ended September 30, 2025.
Rental revenue also includes lease termination income collected from tenants to allow for the tenants to settle their lease obligations and/or to vacate their space prior to their scheduled termination dates and recognized over the remaining or modified terms of the respective lease. The Company recognized no lease termination income during the three months ended September 30, 2026 and recognized lease termination income of $2.0 million during the nine months ended September 30, 2026, as compared to $1.5 million and $2.6 million during the three and nine months ended September 30, 2025, respectively. Amortization of above and below-market leases and lease incentives is also included in rental revenue and is discussed further in Note 3 – Real Estate Investments and Related Intangibles.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Fee Income from Unconsolidated Joint Venture
The Company provides various services to the Unconsolidated Joint Venture in exchange for market-based asset and property management fees. See Note 3 – Real Estate Investments and Related Intangibles - Investment in Unconsolidated Joint Venture for discussion regarding the recognition of these fees on a cash basis beginning in January 2026.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly liquid funds with original maturities of three months or less. Restricted cash as of September 30, 2026 and December 31, 2025 was primarily comprised of reserves held by the lender under the CMBS Loan (as defined in Note 6 – Debt, Net). In connection with the February 2026 modification of the CMBS Loan discussed in Note 6 – Debt, Net, an all-purpose reserve was established by the lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date), the Company funded an additional $7.7 million into the all-purpose reserve, and the Company agreed that a portion of all future excess cash flows from the properties that serve as collateral for the CMBS Loan will be used to continue to fund the all-purpose reserve. The all-purpose reserve may be used to pay leasing costs and capital expenditures associated with the properties collateralizing the CMBS Loan, as well as to pay any property operating expenses not otherwise fully covered by revenues from such properties.
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
Segment Reporting
The Company operates in one business segment: commercial real estate. This segment is characterized as owning, managing and leasing commercial real estate assets under long-term agreements. The chief operating decision maker (“CODM”) of the Company is the chief executive officer. The CODM reviews net income (loss) in the accompanying consolidated statements of operations when assessing performance and making operating decisions, including the allocation of resources. The CODM uses net income (loss) as it informs comparative period trends for the forecasting process and is the baseline measurement for any additional measures of profit or loss of the Company’s consolidated financial results. Additionally, the CODM reviews the following significant expenses when measuring segment performance: property operating expenses for properties that were substantially vacant or became substantially vacant during the reporting period (“Vacant Property Operating Expenses”) and general and administrative expenses. A property is considered to be substantially vacant if it has an occupancy rate of 15% or less.
Segment revenues, profit or loss and general and administrative expenses are all disclosed in the accompanying consolidated statements of operations. Vacant Property Operating Expenses included in property operating expenses of the accompanying consolidated statements of operations were $1.4 million and $5.8 million for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $13.2 million for the three and nine months ended September 30, 2025, respectively.
Asset information for the segment is not used by the CODM to measure performance but is disclosed in the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company does not have intra-entity sales or transfers, and its revenues have been generated in and all long-lived assets are located within the United States.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures). ASU 2024-03 serves to improve disclosures about a public business entity’s expenses and provide detailed information about expense categories commonly presented in cost of sales, research and development and selling, general, and administrative expenses. The standard requires public business entities to disaggregate expense captions from the consolidated statements of operations, in tabular format, if they include expense categories such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a prospective or retrospective basis. Although the Company does not expect the standard to have a

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
material impact on its consolidated financial statements, it is expected to result in incremental disclosures within the notes to consolidated financial statements.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2026, the Company acquired a 75,000 square foot flex/R&D facility located in Northbrook, Illinois for a gross purchase price of $15.0 million and net purchase price of $14.2 million, which includes capitalized external acquisition-related expenses of $0.1 million and is net of $0.9 million of adjustments to and credits against the gross purchase price agreed to by the Company pursuant to the purchase and sale agreement. The property is fully leased to a single tenant through December 2036.
During the nine months ended September 30, 2025, the Company had no acquisitions.
The following table presents the allocation of the purchase consideration and capitalized transaction costs to the assets acquired and liabilities assumed based on their relative fair values during the nine months ended September 30, 2026 (in thousands):

Real estate investment, at cost:
Land	$2,724
Building, fixtures and improvements	5,041
Total real estate investment, at cost	7,765
Acquired intangible assets:
Intangible lease asset	6,421
Net assets acquired	$14,186
Additionally, during the nine months ended September 30, 2026, the Company acquired the fee simple interest in one parcel of land at a property located in Lincoln, Nebraska. The Company’s ownership interest of this property was previously comprised of a long-term ground lease interest. The gross purchase price for the fee interest was $0.6 million, which includes capitalized external acquisition-related expenses. As a result of the transaction, $2.1 million that was previously classified as a below-market right-of-use asset, net was reclassified from other assets, net to land in the Company’s consolidated balance sheet as of September 30, 2026.
Property Dispositions and Real Estate Assets Held for Sale
The following table summarizes the Company’s property dispositions during the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total dispositions	—	3	10	7
Aggregate gross sales price	$—	$21,750	$83,700	$48,680

Gain on disposition of real estate assets	$—	$3,265	$28,826	$4,156
Property count	—	1	10	4

Impairments on disposition of real estate assets	$—	$5,233	$—	$6,399
Property count	—	2	—	3
As of September 30, 2026, the Company had no properties classified as held for sale.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities consisted of the following as of the dates indicated below (in thousands, except weighted average useful life as of September 30, 2026):

	Weighted Average Useful Life (Years)	September 30, 2026	December 31, 2025
Intangible lease assets:
In-place leases, net of accumulated amortization of $151,669 and $152,989, respectively	11.9	$36,345	$43,906
Leasing commissions, net of accumulated amortization of $8,628 and $7,522, respectively	12.4	29,207	25,171
Above-market lease assets, net of accumulated amortization of $12,752 and $12,451, respectively	14.8	611	1,194
Deferred lease incentives, net of accumulated amortization of $1,770 and $1,295, respectively	12.3	7,891	5,676
Total intangible lease assets, net		$74,054	$75,947

Intangible lease liabilities:
Below-market lease liabilities, net of accumulated amortization of $21,696 and $20,211, respectively	15.4	$16,964	$18,449
The following table summarizes amortization recognized on the Company’s intangible lease assets and liabilities during the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of in-place leases included in depreciation and amortization expense	$3,714	$5,601	$12,763	$18,169
Amortization of leasing commissions included in depreciation and amortization expense	$853	$719	$2,474	$2,576
Amortization of above-market lease assets included as a decrease to rental revenue	$187	$198	$583	$650
Amortization of below-market lease liabilities included as an increase to rental revenue	$466	$510	$1,486	$1,637
Amortization of deferred lease incentives included as a decrease to rental revenue	$207	$175	$590	$394

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031
In-place leases:
Total projected to be included in amortization expense	$2,739	$7,944	$5,902	$3,182	$2,761	$2,387
Leasing commissions:
Total projected to be included in amortization expense	$859	$3,394	$3,097	$2,796	$2,736	$2,663
Above-market lease assets:
Total projected to be deducted from rental revenue	$98	$237	$115	$63	$63	$34
Deferred lease incentives:
Total projected to be deducted from rental revenue	$208	$832	$803	$784	$781	$779
Below-market lease liabilities:
Total projected to be added to rental revenue	$443	$1,766	$1,682	$1,500	$1,425	$1,135
Investment in Unconsolidated Joint Venture
The following is a summary of the Company’s investment in the Unconsolidated Joint Venture, as of the dates and for the periods indicated below (dollars in thousands):

	Ownership % (1)	Number of Properties	Carrying Value of Investment		Equity in Loss of Unconsolidated Joint Venture, Net
					Nine Months Ended
Investment	September 30, 2026		September 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
Unconsolidated Joint Venture	20%	6	$—	$—	$—	$(773)
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
The non-recourse mortgage notes associated with the Unconsolidated Joint Venture, which had an outstanding principal balance of $121.8 million as of November 5, 2026, experienced a payment default at maturity in February 2026, and have been in and out of default since then as the lenders have provided short-term extensions to accommodate potential sales or refinancing of the collateralized properties. The six single-tenant properties securing the notes are 100% occupied and the tenants are fully performing under their respective leases. Due to the notes being beyond their initially stated maturity, the lenders are sweeping excess cash flows from the six properties, after debt service and property operating expenses, to repay principal. The Company is seeking to work with the lenders and its joint venture partner to sell or refinance the joint venture properties in an orderly manner, repay the mortgage notes and recover as much of its member loan to the Unconsolidated Joint Venture (the “Member Loan”) and equity in the Unconsolidated Joint Venture as possible. The Company cannot provide any assurance the Unconsolidated Joint Venture will be able to repay all or any portion of this debt obligation, complete the disposition or refinancing of any of the six properties on favorable terms, in a timely manner, or at all, or that the lenders will not seek to enforce their foreclosure or other remedies due to the notes being beyond their initially stated maturity, and the Company may be unable to recover its original investment in the Unconsolidated Joint Venture. Due to the uncertainties with regard to recovery of its investments in the Unconsolidated Joint Venture, the Company recorded an other-than-temporary impairment loss on its investment in the Unconsolidated Joint Venture as of December 31, 2025, thereby reducing the carrying value of the investment to zero, and has recorded a loan loss reserve for the entire gross amount receivable on the Member Loan.
The Company accounts for its investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, its share of cumulative losses, including impairment losses, exceeded the carrying

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
amount of its investment. Accordingly, the Company has suspended recognition of its share of additional losses from the Unconsolidated Joint Venture and will resume recognizing its share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously unrecognized losses. The Company has not recognized any further losses in excess of its investment and no contingent liabilities have been recorded related to the Unconsolidated Joint Venture as of and for the three and nine months ended September 30, 2026. Additionally, since January 1, 2026, the Company has been recording management fees from the Unconsolidated Joint Venture and interest income on the Member Loan on a cash basis rather than an accrual basis.
Note 4 – Receivables and Other Assets
Accounts receivable, net consisted of the following as of the dates indicated below (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$5,942	$4,899
Straight-line rent receivable, net	38,611	30,434
Total	$44,553	$35,333
Other assets, net consisted of the following as of the dates indicated below (in thousands):

	September 30, 2026	December 31, 2025
Right-of-use assets, net (1)	$19,348	$21,260
Deferred costs, net (2)	4,612	1,158
Prepaid expenses	2,664	2,130
Other assets, net	1,203	2,038
Derivative assets	129	—
Notes receivable (3)	—	678
Restricted escrow deposits	—	350
Total	$27,956	$27,614
____________________________________
(1)Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.7 million, and a below-market right-of-use asset, net of $4.1 million as of September 30, 2026. Includes right-of-use finance leases of $5.6 million, right-of-use operating leases of $9.4 million, and a below-market right-of-use asset, net of $6.3 million as of December 31, 2025. Amortization expense for the below-market right-of-use asset was less than $0.1 million for the three months ended September 30, 2026 and 2025 and $0.1 million for the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, the Company recognized a $2.7 million operating lease right-of-use asset in connection with the relocation of its Phoenix corporate office following the scheduled expiration of the previous Phoenix corporate office sublease in February 2026. In June 2026, the Company acquired the fee simple interest in land at a property in Lincoln, Nebraska. As a result, $2.1 million previously classified as a below-market right-of-use asset, net was reclassified to land in the Company’s consolidated balance sheet.
(2)Includes accumulated amortization for deferred costs related to the New Revolving Facility, as defined in Note 6 – Debt, Net, of $1.7 million as of September 30, 2026, and related to the Original Revolving Facility, as defined in Note 6 – Debt, Net, of $10.0 million as of December 31, 2025. Amortization expense for deferred costs related to the Original and New Revolving Facility was $0.8 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company capitalized additional deferred costs of $5.8 million in connection with the New Revolving Facility and wrote off net deferred costs of $0.2 million to loss on extinguishment of debt, net in the consolidated statements of operations in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and the resulting net reduction in total borrowing capacity.
(3)Notes receivable includes the Member Loan, net of reserves, discussed in Note 3 – Real Estate Investments and Related Intangibles – Investment in Unconsolidated Joint Venture. The gross balance receivable on the Member Loan was $5.5 million and $6.6 million as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved and is recognized in recovery of reserve on Member Loan in the accompanying consolidated statements of operations during the nine months ended September 30, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Note 5 – Fair Value Measures
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated below, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2026
Derivative assets	$—	$129	$—	$129

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Derivative liabilities	$—	$5	$—	$5
Derivative Assets and Liabilities – The Company’s derivative financial instruments were comprised of an interest rate cap agreement as of September 30, 2026 and an interest rate collar agreement as of December 31, 2025. These derivative agreements were entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility with an aggregate notional amount of $50.0 million and $75.0 million as of September 30, 2026 and December 31, 2025, respectively (as described in Note 6 – Debt, Net). The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential non-performance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2026 and December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
September 30, 2026 (Unaudited)
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

	Nine Months Ended September 30,
	2026	2025
Number of properties	1	11

Carrying value of impaired properties	$11,293	$179,243
Provisions for impairment	(6,296)	(84,910)
Estimated fair value	$4,997	$94,333
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
For the Company’s impairment tests over the real estate assets during the nine months ended September 30, 2026, the fair value measurement for one property was determined by using a discount rate of 10.5% and a capitalization rate of 10.0%. During the nine months ended September 30, 2026, the Company recognized impairment charges of $6.3 million for held and used properties.
For the Company’s impairment tests over the real estate assets during the nine months ended September 30, 2025, the fair value measurements for six properties were determined based on sales prices under definitive agreements, three properties were determined by using a weighted average discount rate of 8.9% and a weighted average capitalization rate of 8.6%, and two properties were determined based on estimated sales prices based on market data. During the nine months ended September 30, 2025, the Company recognized impairment charges of $67.4 million for held and used properties, impairment charges of $6.0 million were recognized for held for sale properties and impairment charges of $11.5 million were recognized for disposed properties.
The following table presents certain of the Company’s assets which were subject to impairment as of the date indicated below and therefore, have been measured at fair value on a non-recurring basis, aggregated by the level in the fair value hierarchy within which those assets fall (in thousands):

	Level 1	Level 2 (1)	Level 3	Balance as of December 31, 2025
Assets of properties held for sale	$—	$12,803	$—	$12,803
____________________________________
(1)The fair value of the Level 2 category was derived using negotiated sales prices with third parties.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and accounts payable approximates their carrying value in the accompanying consolidated balance sheets due to their short-term nature. The following table presents carrying values and fair values of the Company’s long-term financial instruments as of the dates indicated below (dollars in thousands):

	Level	Carrying Value at September 30, 2026	Fair Value at September 30, 2026	Carrying Value at December 31, 2025	Fair Value at December 31, 2025
Assets:
Notes receivable	3	$—	$—	$678	$678

Liabilities (1):
Mortgages payable	2	$334,494	$310,473	$373,000	$365,853
New Revolving Facility (2)	2	102,000	101,977	—	—
Total		$436,494	$412,450	$373,000	$365,853
____________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
(2)The carrying value and fair value for the Original Revolving Facility have been excluded from the table as of December 31, 2025, as its maturity date was less than one year from the reporting date.
Notes Receivable – The carrying value of the Company’s long-term promissory notes receivable, net of loan loss reserves, was determined to be at fair value based on management’s estimates of credit spreads and observable market interest rates, representing Level 3 on the fair value hierarchy.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of credit spreads and observable market interest rates, representing Level 2 on the fair value hierarchy.
Note 6 – Debt, Net
As of September 30, 2026, the Company had debt outstanding of $434.0 million, including net deferred financing costs, with a weighted average years to maturity of 2.3 years (exclusive of borrower extension options) and a weighted average effective interest rate for the nine months ended September 30, 2026 of 5.36%. The following table summarizes the carrying value of debt as of the date and the debt activity for the periods indicated below (in thousands):

		Nine Months Ended September 30, 2026
	Balance as of December 31, 2025	Debt Issuances	Repayments, Extinguishment and Assumptions	Amortization	Balance as of September 30, 2026
Mortgages payable:
Outstanding balance	$373,000	$—	$(38,506)	$—	$334,494
Deferred financing costs	(1,043)	(2,536)	284	756	(2,539)
Mortgages payable, net	371,957	(2,536)	(38,222)	756	331,955

Credit facility revolver
Original Revolving Facility	92,000	18,000	(110,000)	—	—
New Revolving Facility	—	127,000	(25,000)	—	102,000
Credit facility revolver	92,000	145,000	(135,000)	—	102,000

Total debt	$463,957	$142,464	$(173,222)	$756	$433,955

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
The following table summarizes the scheduled aggregate principal repayments due on the Company’s debt outstanding as of September 30, 2026 (in thousands). The maturity dates reflected in the table exclude any borrower extension options under the Company’s debt obligations.

Total
October 1, 2026 to December 31, 2026	$—
2027	—
2028	102,000
2029	316,494
2030	—
2031	18,000
Total	$436,494
Credit Agreement
The Company’s prior $350.0 million senior revolving credit facility (the “Original Revolving Facility”) was scheduled to mature on May 12, 2026. As described in more detail below, the Original Revolving Facility was refinanced with a new $215.0 million senior secured revolving credit facility during February 2026 (the “New Revolving Facility”). During the three months ended March 31, 2026, in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and the resulting net reduction in total borrowing capacity, the Company wrote off net deferred costs of $0.2 million to loss on extinguishment of debt, net in the consolidated statements of operations.
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
During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund the acquisition of the property in Northbrook, Illinois. During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility.
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
September 30, 2026 (Unaudited)
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
•Orion OP and the lenders agreed that the financial covenants set forth below must be satisfied by Orion OP under the New Revolving Facility:
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
◦Collateral Property Debt Yield must be at least 13%.
As of September 30, 2026, Orion OP was in compliance with the New Revolving Facility financial covenants.
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
The Company entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, the Company entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the applicable borrowing facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. During August 2026, the Company entered into an interest rate cap agreement for the New Revolving Facility. Under the agreement, the Daily Simple SOFR is capped at 4.25% on a total notional amount of $50.0 million effective from August 7, 2026 to August 7, 2027. As of September 30, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.62%.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which was initially secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. During June 2026, the Company sold one of the Mortgaged Properties and used the net proceeds of $34.4 million to prepay a portion of the outstanding principal balance on the CMBS Loan, thereby reducing the number of Mortgaged Properties securing the CMBS Loan to 18. In connection with this transaction, the Company wrote off net deferred costs of $0.3 million to loss on extinguishment of debt, net in the consolidated statements of operations. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2026, the Company was in compliance with these financial covenants.
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
Loan Extension and Modification Agreement
On February 17, 2026, the Mortgage Borrowers entered into a loan extension and modification agreement with the Lender under the CMBS Loan (the “Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
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
•An all-purpose reserve was established by the Lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.7 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
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
The loan agreement governing the San Ramon Loan (the “San Ramon Loan Agreement”) includes customary representations, warranties and covenants of the San Ramon Borrower and the Company. The San Ramon Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the San Ramon Lender to, among other things, declare the principal, accrued interest and other obligations of the San Ramon Borrower to be immediately due and payable and foreclose on the San Ramon Property.
The Company’s consolidated debt consisted of the following as of September 30, 2026 (dollars in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
Fixed-rate debt	19	$398,836	$334,494	5.02%	2.5
Variable-rate debt	29	508,654	102,000	6.62%	1.4
Total	48	$907,490	$436,494
____________________________________
(1)Net carrying value is real estate assets, including right-of-use assets, net of real estate liabilities.
(2)The weighted average interest rate for variable-rate debt represents the interest rate in effect on the New Revolving Facility as of September 30, 2026.
Note 7 – Derivatives and Hedging Activities
Derivatives Designated as Cash Flow Hedges
As of December 31, 2025, the Company had an outstanding derivative agreement with a notional amount of $75.0 million, which was designated as a cash flow hedge under U.S. GAAP. The interest rate derivative agreement was comprised of an interest rate collar agreement entered into in order to hedge interest rate volatility with respect to the Company’s borrowings under the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the applicable borrowing facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. The interest rate collar agreement expired in accordance with its terms on May 12, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate collars	Other liabilities, net	—	(5)
During the nine months ended September 30, 2026, the Company recorded net unrealized gains of less than $0.1 million for changes in the fair value of its cash flow hedge in accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains of less than $0.1 million for changes in the fair value of its cash flow hedges in accumulated other comprehensive loss.
During the nine months ended September 30, 2026, the Company did not reclassify any previous net gains or losses from accumulated other comprehensive income (loss) into interest expense, net as a result of the hedged transactions impacting earnings. During the three and nine months ended September 30, 2025, the Company reclassified previous net gains of less than $0.1 million from accumulated other comprehensive loss into interest expense, net as a result of the hedged transactions impacting earnings.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2026, the Company had one outstanding interest rate cap agreement that was not designated as a qualifying hedging relationship under U.S. GAAP. During August 2026, the Company entered into an interest rate cap agreement for the New Revolving Facility. Under the agreement, the Daily Simple SOFR is capped at 4.25% on a total notional amount of $50.0 million effective from August 7, 2026 to August 7, 2027. As of December 31, 2025, the Company had no derivatives that were not designated as qualifying hedging relationships.
The table below presents the fair value of the Company’s derivative financial instruments not designated as cash flow hedges as well as their classification in the accompanying consolidated balance sheets as of the dates indicated below (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate cap	Other assets, net	$129	$—
During the three and nine months ended September 30, 2026, the Company recognized changes in fair value of its derivatives not designated as hedging instruments of $0.1 million in other income on the consolidated statements of operations. No such amounts were recognized during the three and nine months ended September 30, 2025.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of the dates indicated below (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026	$129	$—	$—	$129	$—	$—	$—	$129
December 31, 2025	$—	$(5)	$—	$—	$(5)	$—	$—	$(5)

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows during the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest, net (1)	$18,952	$21,327
Cash paid for income taxes, net of refunds	$190	$231
Non-cash investing and financing activities:
Accrued capital expenditures and leasing costs	$8,050	$16,570
Establishment of right-of-use assets and lease liabilities	$2,666	$—
Land right-of-use asset acquired	$2,054	$—
Distributions declared and unpaid	$1,141	$1,126
____________________________________
(1)Net of capitalized interest of $0.4 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of the dates indicated below (in thousands):

	September 30, 2026	December 31, 2025
Accrued capital expenditures and leasing costs	$8,989	$15,224
Accrued operating and other	7,303	10,650
Accrued real estate and other taxes	7,260	9,686
Accounts payable	1,726	2,807
Accrued interest	1,582	1,852
Total	$26,860	$40,219
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
As of September 30, 2026, the Company had the following estimated total outstanding leasing cost commitments (in thousands):

Total (1)
Tenant improvement allowances	$37,766
Reimbursable landlord work (2)	2,350
Non-reimbursable landlord work (2)	3,329
Total	$43,445
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

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
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
For assets financed on the CMBS Loan, the Company has funded an all-purpose reserve with the lender which had total cash reserves of $42.9 million as of September 30, 2026 and may be used for leasing costs and capital expenditures.
Litigation
From time to time, the Company may be party to various legal proceedings which it believes are routine in nature and incidental to the ordinary operation of its business. As of September 30, 2026, the Company does not believe that any such legal proceedings will have a material adverse effect, individually or in aggregate, upon its consolidated financial position or results of operations.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect upon its consolidated financial position or results of operations.
Note 11 – Leases
Lessor
As of September 30, 2026, the Company’s operating leases have non-cancelable lease terms ranging from 0.1 years to 15.0 years. Certain leases with tenants include tenant options to extend or terminate the lease agreements or to purchase the underlying assets. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index).
The components of rental revenue from the Company’s operating leases during the periods indicated below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed:
Cash rental revenue	$21,932	$21,469	$70,977	$68,001
Straight-line rental revenue	3,109	4,898	4,277	11,048
Lease intangible amortization	72	137	313	593
Fixed property operating cost reimbursements	1,790	1,526	5,160	4,554
Other fixed rental revenue	—	432	2,043	1,927
Total fixed	26,903	28,462	82,770	86,123
Variable:
Variable property operating cost reimbursements	7,759	7,889	20,988	23,929
Other variable rental revenue	573	567	1,709	1,765
Total variable	8,332	8,456	22,697	25,694
Total rental revenue	$35,235	$36,918	$105,467	$111,817

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
The following table presents future minimum base rent payments due to the Company under the terms of its operating lease agreements, excluding expense reimbursements, over the next five years and thereafter as of September 30, 2026 (in thousands).

Future Minimum Base Rent Payments
October 1, 2026 - December 31, 2026	$21,013
2027	85,374
2028	79,657
2029	65,151
2030	61,910
2031	56,680
Thereafter	297,841
Total	$667,626
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases, which meet the criteria under U.S. GAAP for an operating lease. As of September 30, 2026, the Company’s operating leases had remaining lease terms ranging from 2.3 years to 58.3 years, which includes options to extend. Under the operating leases, the Company pays rent and may also pay variable costs, including property operating expenses and common area maintenance. The weighted average discount rate used to measure the lease liability for the Company’s operating leases was 3.62% as of September 30, 2026. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the lease commencement date or the lease guidance adoption date, as applicable, in determining the present value of lease payments.
Operating lease costs were $0.3 million for the three months ended September 30, 2026 and 2025, and $0.9 million for the nine months ended September 30, 2026 and 2025. Operating lease costs were included in property operating and general and administrative expenses in the consolidated statements of operations. No cash paid for operating lease liabilities was capitalized during the three and nine months ended September 30, 2026 and 2025.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground and corporate office lease obligations as of September 30, 2026 (in thousands).

Future Minimum Lease Payments
October 1, 2026 - December 31, 2026	$306
2027	1,239
2028	1,262
2029	990
2030	980
2031	715
Thereafter	8,445
Total	13,937
Less: imputed interest	3,905
Total	$10,032
The Company’s lease liability is included in Other liabilities, net in the consolidated balance sheets.
Note 12 – Stockholders’ Equity
Common Stock
The Company was initially capitalized on July 15, 2021 with the issuance of 100,000 shares of common stock to Realty Income for a total of $1,000.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
On November 10, 2021, the Company issued 56,525,650 additional shares of common stock to Realty Income, such that Realty Income owned 56,625,650 shares of the Company’s common stock. On November 12, 2021, Realty Income effected the Distribution.
Distributions
During the nine months ended September 30, 2026 and 2025, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02
May 5, 2026	June 30, 2026	July 15, 2026	$0.02
August 5, 2026	September 30, 2026	October 15, 2026	$0.02

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2025	March 31, 2025	April 15, 2025	$0.02
May 6, 2025	June 30, 2025	July 15, 2025	$0.02
August 5, 2025	September 30, 2025	October 15, 2025	$0.02
On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2026, payable on January 15, 2027 to stockholders of record as of December 31, 2026.
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
During the nine months ended September 30, 2026 and 2025, the Company granted Time-Based RSUs and/or Performance-Based RSUs to officers, other employees and non-employee directors of the Company. The fair value of the Time-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of the TSR-Based RSUs is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required total shareholder return, and such fair value is expensed over the performance period. The fair value of the Metrics-Based RSUs is determined using the closing stock price on the grant date and is expensed over the requisite service period to the extent that the likelihood of achieving the performance metrics is probable. As of September 30, 2026, the Company determined that the likelihood of achieving some of the performance metrics was probable and, accordingly, the Company recognized compensation expense for such Metrics-Based RSUs and determined that the likelihood of achieving the remaining performance metrics was improbable and the Company recognized no compensation expense for the remaining Metrics-Based RSUs.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Time-Based RSUs and Performance-Based RSUs do not provide for any rights of a common stockholder prior to the vesting of such restricted stock units. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2026 was $0.8 million and $2.5 million, respectively. Equity-based compensation expense related to Time-Based RSUs and Performance-Based RSUs for the three and nine months ended September 30, 2025 was $1.0 million and $2.5 million, respectively. As of September 30, 2026, total unrecognized compensation expense related to Time-Based RSUs and Performance-Based RSUs was approximately $3.8 million, with an aggregate weighted average remaining term of 1.8 years.
Note 14 – Net (Loss) Income Per Share
The computation of basic and diluted earnings per share is as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(3,273)	$(69,027)	$7,742	$(103,483)
Net income attributable to non-controlling interest	(11)	(8)	(25)	(16)
Net (loss) income attributable to common stockholders and used in basic and diluted net (loss) income per share	(3,284)	(69,035)	7,717	(103,499)

Weighted average common shares outstanding - basic	57,045	56,313	56,853	56,204
Effect of dilutive securities (1)	—	—	741	—
Weighted average common shares outstanding - diluted	57,045	56,313	57,594	56,204

Net (loss) income per share attributable to common stockholders - basic	$(0.06)	$(1.23)	$0.14	$(1.84)
Net (loss) income per share attributable to common stockholders - diluted	$(0.06)	$(1.23)	$0.13	$(1.84)
____________________________________
(1)Adjustments to the weighted average shares of common stock outstanding for the nine months ended September 30, 2026 include 0.7 million shares of potentially dilutive securities comprised of the weighted average unvested Time-Based RSUs and Performance-Based RSUs granted under the Equity Plan. There were no adjustments to the weighted average common shares outstanding used in the diluted calculation given that all potentially dilutive shares were antidilutive for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.
The following were excluded from diluted net income (loss) per share attributable to common stockholders during the periods indicated below, as the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average unvested Time-Based RSUs and Performance-Based RSUs (1)	986	530	—	56
Weighted average stock warrants	1,120	1,120	1,120	1,120
____________________________________
(1)Net of assumed purchases in accordance with the treasury stock method and exclude Performance-Based RSUs for which the performance thresholds have not been met by the end of the applicable reporting period.
Note 15 – Subsequent Events
Distributions
On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2026, payable on January 15, 2027 to stockholders of record as of December 31, 2026.

ORION PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
Leasing Activity
Subsequent to September 30, 2026, the Company completed a new 10.0-year lease for approximately 57,000 square feet and a new 10.8-year lease for approximately 17,000 square feet at its property in Plano, Texas. The Company also completed a 10.3-year lease extension for a total of approximately 65,000 square feet at its approximately 156,000 square foot property in Milwaukee, Wisconsin and a 2.0-year lease extension with the existing single tenant at its approximately 83,000 square foot property in Indianapolis, Indiana.

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•the risk of increases in interest rates, including that the value of our assets may decline, our borrowing costs have increased and may continue to do so and we may be unable to extend or refinance our debt obligations on favorable terms and in a timely manner, or at all;
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
•the risk that disruption in macroeconomic and general economic conditions could adversely impact our lenders, tenants and prospective tenants, and cause them to reduce or decline to do business with us or fail to meet their obligations to us;
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
•risks accompanying our investment in and the management of OAP/VER Venture, LLC (the “Unconsolidated Joint Venture”), our unconsolidated joint venture, in which we hold a non-controlling ownership interest, including that the Unconsolidated Joint Venture may be unable to repay all or any portion of its mortgage debt obligations which experienced a payment default at maturity during February 2026, or complete the disposition or refinancing of any of the six joint venture properties on favorable terms or in a timely manner, or at all, or that the lenders may seek to enforce their foreclosure or other remedies due to the debt being beyond its initially stated maturity, and we may be unable to recover our original investment in the Unconsolidated Joint Venture, which we have written down to zero or, in the case of the Member Loan, fully reserved accordingly;
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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized base rent,” we mean the monthly aggregate cash amount charged to tenants under our leases (including monthly base rent receivables and certain fixed contractually obligated reimbursements by our tenants), as of September 30, 2026, multiplied by 12. Annualized base rent is not indicative of future performance.
Historically, we have included our proportionate share of the Unconsolidated Joint Venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics. This includes, among other line items and metrics, our proportionate share of annualized base rent, occupied square feet, rentable square feet and weighted average remaining lease term from the Unconsolidated Joint Venture properties. Due to the uncertainty with regard to the recovery of our investment in the Unconsolidated Joint Venture, since January 1, 2026, we are no longer including the proportionate share of the joint venture’s financial statement line items and operating metrics in our non-GAAP financial results and other operating metrics.
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
A dedicated use asset is a property that includes a substantial specialized use component such as government, medical, laboratory and research and development, and flex operations, where tenants perform work that cannot be replicated from home or relocated to a generic office setting, and would therefore not be considered a traditional office property.

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
Strategic Options Review Process
On January 26, 2026, as a part of a cooperation agreement (the “Cooperation Agreement”) we entered into with one of the Company’s stockholders, The Kawa Fund Limited and its affiliate, Kawa Capital Management, Inc. (collectively, “Kawa”), we commenced a review of strategic options for the Company, which review has included, without limitation, the consideration of potential merger targets, the potential sale of the Company and continuing to operate as an independent publicly traded entity. As of November 5, 2026, the strategic options review process remains ongoing and despite the length of time of the review to date, we continue to believe it is in stockholders’ interest to see that work through to its reasonable conclusion. In addition to the ongoing challenges surrounding our asset class, macroeconomic events, including the significant rise in Treasury rates, have made that work more challenging and have further slowed the process. We cannot provide any assurance that these discussions will lead to any actionable proposal or transaction. The Cooperation Agreement, which terminated in accordance with its terms on September 1, 2026, does not obligate the Company to pursue or consummate any transaction or require our Board of Directors to take any action that it determines in good faith is inconsistent with its duties under applicable law.
Real Estate Portfolio
As of September 30, 2026, we owned and operated 57 operating properties with an aggregate of 6.4 million leasable square feet and annualized base rent of $107.0 million, located in 26 states with an occupancy rate of 78.3% and a weighted average remaining lease term of 6.1 years.
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
Economic Environment and Tenant Retention
Our portfolio comprises primarily single-tenant leases, and tenant retention remains a significant challenge, as we have faced and will continue to face significant lease expirations over the next few years. For example, leases representing approximately 9.5% and 23.1% of our annualized base rent are scheduled to expire during 2027 and 2028, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote and hybrid work arrangements and tenants consolidating their real estate footprint, continue to impact the office leasing market. The utilization and demand for office space continue to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, changes in United States trade policy and the imposition of tariffs and concerns that the United States economy may enter an economic recession have caused disruptions in the financial markets; in addition, the impact of a future prolonged federal government shutdown may cause increased government budgetary pressures and uncertainty surrounding budgetary priorities. These factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our current and prospective tenants to renew their leases, enter into new leases or pay rent to us.
Our leasing and asset disposition activity since the Distribution continues to be adversely impacted by a variety of market and property-specific conditions. The COVID-19 pandemic and its aftermath have significantly reduced demand for office space and changes in space usage in the office leasing market, as tenants seek to attract employees back to the office, in newer, renovated properties with more amenities.
As of September 30, 2026, 69.7%, 25.7% and 4.6% of our properties by rentable square feet were classified as class A, class B and class C, respectively, as determined primarily by the most recent appraisals of the properties. As of September 30, 2026, our class B and class C properties collectively included the following 10% or greater geographic concentrations and property type concentrations as measured by rentable square feet:

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
Indebtedness
We have incurred significant amounts of indebtedness and, therefore, are subject to the risks normally associated with debt financing, including that we may be unable to extend, refinance or repay our debt obligations as they come due. Deteriorating office fundamentals, high interest rates, capitalization rate expansion, market sentiment towards the office sector and recent changes in United States trade policy and the imposition of tariffs may adversely impact us or our lenders or restrict our access to, and increase our cost of, capital as we seek to extend, refinance or repay our debts. See “Liquidity and Capital Resources - Credit Agreements” below for more information about our indebtedness.
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

Emerging Growth Company and Smaller Reporting Company Status
We have been an “emerging growth company” as defined in the Jumpstart Our Business Startups Act since the public Distribution of our common stock in November 2021. As such, we have been eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved.
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
Basis of Presentation
The consolidated financial statements of the Company for the three and nine months ended September 30, 2026 and 2025, include the accounts of the Company and its consolidated subsidiaries, including Orion OP, and a consolidated joint venture. All intercompany transactions have been eliminated upon consolidation.
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

Significant Transactions Summary
Activity through September 30, 2026 and Subsequent Events
Real Estate Operations
•During the nine months ended September 30, 2026, we completed approximately 700,000 square feet of lease extensions and new leases across eleven properties with a weighted average lease term of 6.6 years.
•During October 2026, we completed a new 10.0-year lease for approximately 57,000 square feet and a new 10.8-year lease for approximately 17,000 square feet at our property in Plano, Texas. We also completed a 10.3-year lease extension for a total of approximately 65,000 square feet at our approximately 156,000 square foot property in Milwaukee, Wisconsin and a 2.0-year lease extension with the existing single tenant at our approximately 83,000 square foot property in Indianapolis, Indiana.
•During February 2026, we acquired a 75,000 square foot property in Northbrook, Illinois for a gross purchase price of $15.0 million. The property is fully leased to a single tenant through December 2036.
•During June 2026, we acquired the fee simple interest in one parcel of land at a property located in Lincoln, Nebraska, where the Company’s ownership interest of this property was previously comprised of a long-term ground lease interest. See Note 3 – Real Estate Investments and Related Intangibles - Property Acquisitions for further information.
•During the nine months ended September 30, 2026, we closed on the sale of four properties and the 37.4 acre Deerfield, Illinois properties for an aggregate gross sales price of $83.7 million. These sale transactions include the opportunistic sale of two operating properties comprising approximately 260,000 square feet for a gross sales price of $57.5 million during the three months ended June 30, 2026, and the sale of two vacant properties totaling approximately 516,000 square feet for a gross sales price of $13.1 million during the three months ended March 31, 2026.
•As of November 5, 2026, we have agreements in place to sell three properties for a total gross sales price of $14.4 million, including our proportionate share of the gross sales price of one Unconsolidated Joint Venture property of $4.9 million with proceeds expected to be used to paydown outstanding principal on the Unconsolidated Joint Venture mortgage notes. Our pending sale agreements are subject to a variety of conditions outside of our control, such as the buyer’s satisfactory completion of its due diligence and therefore, we cannot provide any assurance that the transactions will close on the agreed upon price or other terms, or at all.
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
•Also during February 2026, the Company entered into an amendment to the CMBS Loan which, among other things, extended the maturity date two years until February 11, 2029, subject to two borrower extension options for a total of 18 months until August 11, 2030 if certain conditions have been satisfied. The fixed interest rate on the CMBS Loan is unchanged during the extension terms. The Company made principal payments of $38.5 million on the CMBS Loan during the nine months ended September 30, 2026. See “Liquidity and Capital Resources - Credit Agreements” below for more information about the amendment to the CMBS Loan.
•During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund the acquisition of the property in Northbrook, Illinois discussed above. During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility. As of September 30, 2026, the outstanding principal balance under the New Revolving Facility was $102.0 million.
Equity
•The Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first, second and third quarters of 2026 which were paid on April 15, 2026, July 15, 2026 and October 15, 2026.
•On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2026, payable on January 15, 2027 to stockholders of record as of December 31, 2026.

Portfolio Overview
Real Estate Portfolio Metrics
Our financial performance is impacted by the timing of acquisitions and dispositions and the operating performance of our properties. The following table shows the property statistics of our consolidated operating properties as of the dates indicated below:

	September 30, 2026	December 31, 2025
Portfolio Metrics
Operating properties	57	58
Non-operating properties	—	8
Rentable square feet (in thousands) (1) (2)	6,352	6,546
Annualized base rent (in thousands) (1)	$107,017	$107,278
Occupancy rate (1) (3)	78.3%	78.1%
Leased rate (1) (4)	78.3%	80.1%
Investment-grade tenants (1) (5)	67.8%	67.7%
Weighted average remaining lease term (in years) (1)	6.1	5.6
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
(5)Based on annualized base rent of our real estate portfolio as of September 30, 2026. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial Metrics
Total revenues	$35,433	$37,122	$106,008	$112,428
Net (loss) income attributable to common stockholders	$(3,284)	$(69,035)	$7,717	$(103,499)
Net (loss) income per share attributable to common stockholders - basic	$(0.06)	$(1.23)	$0.14	$(1.84)
Net (loss) income per share attributable to common stockholders - diluted	$(0.06)	$(1.23)	$0.13	$(1.84)

FFO attributable to common stockholders (1)	$9,196	$6,553	$24,273	$24,239
FFO attributable to common stockholders per diluted share (1)	$0.16	$0.12	$0.42	$0.43

Core FFO attributable to common stockholders (1)	$11,449	$11,007	$34,988	$33,118
Core FFO attributable to common stockholders per diluted share (1)	$0.20	$0.19	$0.61	$0.59
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Leasing Activity and Capital Expenditures
We remain highly focused on leasing activity, given the 6.1-year weighted average remaining lease term and the significant lease maturities which will occur across the portfolio over the next few years. If our tenants decide not to renew their leases, terminate their leases early or default on their leases, we will seek to re-lease the space to new tenants. We may not, however, be able to re-lease the space to suitable replacement tenants on a timely basis, or at all. Our properties may not be as attractive to existing or new tenants as properties owned by our competitors due to age of buildings, physical condition, lack of amenities or other similar factors. Even if we are able to renew leases with existing tenants or enter into new leases with replacement tenants, the terms of renewals or new leases, including the cost of required renovations, improvements or concessions to tenants, may be less favorable to us than current lease terms. As a result of the above factors, our net income and ability to pay dividends to stockholders could be materially adversely affected. Further, if any of our properties cannot be leased on terms and conditions favorable to us, we may seek to dispose of the property; however, such property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all, which could inhibit our ability to effectively dispose of those properties and could require us to expend capital to fund necessary capital improvements or alterations. In general, when we sell properties that are vacant or soon to be vacant, the valuation will be discounted to reflect that the new owner will bear carrying costs until the property has been leased up and take the risk that the property may not be leased up on a timely basis, on favorable terms or at all.
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
As of September 30, 2026, we had the following estimated total outstanding rent concessions and leasing cost commitments (in thousands, except per square foot amounts):

	Outstanding Amount	Leased Square Feet (1)	Outstanding Amount Per Square Foot (1)
Rent concessions (2)	$13,223	1,284	$10.30
Tenant improvement allowances	37,766	1,898	$19.90
Reimbursable landlord work (3)	2,350	128	$18.36
Non-reimbursable landlord work (3)	3,329	706	$4.72
Total	$56,668	2,629	$21.55
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
We have funded and intend to continue to fund our outstanding leasing costs with cash on hand, which may include proceeds from dispositions. For assets financed on the CMBS Loan, we have funded an all-purpose reserve with the lender which had total cash reserves of $42.9 million as of September 30, 2026 and may be used for leasing costs and capital expenditures.

During the periods indicated below, we entered into new and renewal leases as summarized in the following tables (dollars and square feet in thousands):

	Three Months Ended September 30, 2026
	New Leases	Renewals	Total
Number of leases	3	2	5
Rentable square feet leased	48	95	143
Weighted average lease term (by rentable square feet) (years) - firm term (1)	10.4	3.0	5.5
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	10.4	3.0	5.5
Weighted average new term rental rate per rentable square foot per year (cash basis)	$23.41	$25.91	$25.07
Weighted average rental rate change (cash basis) (2) (3)	N/A	25.2%	25.2%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$9.26	$0.68	$6.17
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$9.26	$0.68	$6.17

	Three Months Ended September 30, 2025
	New Leases	Renewals	Total
Number of leases	2	5	7
Rentable square feet leased	83	220	303
Weighted average lease term (by rentable square feet) (years) - firm term (1)	5.8	11.6	10.0
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	5.8	12.0	10.3
Weighted average new term rental rate per rentable square foot per year (cash basis)	$17.71	$16.98	$17.18
Weighted average rental rate change (cash basis) (2) (3)	9.4%	2.2%	4.1%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$4.64	$5.74	$5.57
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$4.64	$5.54	$5.40
____________________________________
(1)Firm term includes the non-cancelable portion of the lease term and any cancelable portion of the lease term if the tenant’s right to cancel requires payment of a termination fee. Non-firm term includes the firm term plus the portion of the lease term, principally under our United States Government leases, where the tenant has the right to terminate without payment of a termination fee.
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
(3)Excludes three new leases for approximately 48,000 square feet for the three months ended September 30, 2026 that had been or will be vacant for more than 12 months at the time the new lease commences. Excludes one new lease for approximately 3,000 square feet during the three months ended September 30, 2025.
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
(5)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the three months ended September 30, 2026 and 2025.

During the periods indicated below, we entered into new and renewal leases as summarized in the following table (dollars and square feet in thousands):

	Nine Months Ended September 30, 2026
	New Leases	Renewals	Total
Number of leases	7	7	14
Rentable square feet leased	249	451	700
Weighted average lease term (by rentable square feet) (years) - firm term (1)	11.4	3.9	6.6
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	11.4	3.9	6.6
Weighted average new term rental rate per rentable square foot per year (cash basis)	$17.52	$29.65	$25.34
Weighted average rental rate change (cash basis) (2) (3)	N/A	1.8%	1.8%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$6.25	$4.05	$5.40
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$6.25	$4.05	$5.40

	Nine Months Ended September 30, 2025
	New Leases	Renewals (6)	Total
Number of leases	5	10	15
Rentable square feet leased	312	550	862
Weighted average lease term (by rentable square feet) (years) - firm term (1)	9.5	6.7	7.7
Weighted average lease term (by rentable square feet) (years) - non-firm term (1)	9.5	6.9	7.8
Weighted average new term rental rate per rentable square foot per year (cash basis)	$26.17	$19.09	$21.67
Weighted average rental rate change (cash basis) (2) (3)	9.4%	(9.0)%	(7.1)%
Tenant rent concessions and leasing costs per rentable square foot per year - firm term (4) (5)	$8.03	$5.28	$6.51
Tenant rent concessions and leasing costs per rentable square foot per year - non-firm term (4)	$8.03	$5.15	$6.42
____________________________________
(1)Firm term includes the non-cancelable portion of the lease term and any cancelable portion of the lease term if the tenant’s right to cancel requires payment of a termination fee. Non-firm term includes the firm term plus the portion of the lease term, principally under our United States Government leases, where the tenant has the right to terminate without payment of a termination fee.
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
(3)Excludes seven new leases for approximately 249,000 square feet for the nine months ended September 30, 2026 that had been or will be vacant for more than 12 months at the time the new lease commences. Excludes four new leases for approximately 232,000 square feet during the nine months ended September 30, 2025.
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
(5)There were no reimbursable landlord funded improvements or tenant improvement allowances included in the tenant rent concessions and leasing costs for the nine months ended September 30, 2026. Tenant rent concessions and leasing costs per rentable square foot for the nine months ended September 30, 2025 and attributable to new leases have been retrospectively updated to reduce the amount of tenant improvement allowances by $0.53 per rentable square foot per year pursuant to the terms of a subsequent lease amendment entered into during the three months ended March 31, 2026.
(6)Includes the Company’s proportionate share of rentable square feet and tenant rent concessions and leasing costs for one 163,000 square foot renewal at a property owned by the Company’s Unconsolidated Joint Venture.

During the three months ended September 30, 2026, three leases expired or were downsized comprising a total reduction in occupied square feet of approximately 37,000 square feet. We currently intend to re-let these vacancies. The expired base rent per square foot and our market rent estimates for these vacancies are as follows (square feet in thousands):

Vacancy Location	Rentable Square Feet	Expired Base Rent Per Square Foot	Estimated Market Rent Per Square Foot Range
Plano, Texas	31	$23.82	$21.50 - $23.50
The Woodlands, Texas	3	$22.47	$19.00 - $21.00
The Woodlands, Texas	3	$20.50	$19.00 - $21.00
Our market rent estimates are based on a variety of assumptions which are subject to change, and we cannot provide any assurance that we will be able to re-let vacant space to new tenants on these or any other terms, in a timely manner, or at all. Our plans with respect to vacant properties are subject to change.
During the periods indicated below, amounts capitalized by the Company for capital expenditures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease related costs (1)	$1,100	$2,394	$6,509	$7,018
Lease incentives (2)	41	342	2,805	1,373
Building, fixtures and improvements (3)	5,802	15,547	25,132	33,805
Total capital expenditures	$6,943	$18,283	$34,446	$42,196
____________________________________
(1)Lease related costs generally include leasing commissions paid in connection with the execution of new and/or renewed leases.
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
Results of Operations
The results of operations discussed in this section include the accounts of the Company and its consolidated subsidiaries for the three and nine months ended September 30, 2026 and 2025.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Rental	$35,235	$36,918	$(1,683)	$105,467	$111,817	$(6,350)
Fee income from Unconsolidated Joint Venture	198	204	(6)	541	611	(70)
Total revenues	$35,433	$37,122	$(1,689)	$106,008	$112,428	$(6,420)
Rental
The decreases in rental revenues of $1.7 million and $6.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, were primarily due to the impact of decreasing overall occupied square footage resulting from the expiration of leases totaling $3.6 million and $11.6 million in rental revenues during the three and nine months ended September 30, 2026, respectively, dispositions of certain properties of $1.3 million and $3.0 million, respectively, and lower reimbursement revenue related to property tax reassessments during the 2026 periods of $0.2 million and $1.2 million, respectively. The decreases in rental revenues were partially offset by $3.0 million and $8.0 million of rental revenue during the three and nine months ended September 30, 2026, respectively, related to leasing activity that occurred during the comparative periods and revenues of $0.5 million and $1.1 million, respectively, from the property we acquired in February 2026 located in Northbrook, Illinois.
We had 57 operating properties with an aggregate of 6.4 million leasable square feet and an occupancy rate of 78.3% as of September 30, 2026, as compared to 63 operating properties with an aggregate of 7.4 million leasable square feet and an occupancy rate of 72.1% as of September 30, 2025.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Property operating	$14,282	$17,284	$(3,002)	$41,542	$49,629	$(8,087)
General and administrative	4,735	4,607	128	14,486	14,341	145
Depreciation and amortization	12,518	14,709	(2,191)	39,197	45,659	(6,462)
Impairments	—	63,698	(63,698)	6,296	84,910	(78,614)
Transaction related	120	114	6	691	253	438
Total operating expenses	$31,655	$100,412	$(68,757)	$102,212	$194,792	$(92,580)
Property operating expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses decreased $3.0 million and $8.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease during the three months ended September 30, 2026, as compared to the same period in 2025, is primarily due to decreases in property operating expenses resulting from property dispositions of $1.5 million, demolition costs of $1.3 million incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus during the three months ended September 30, 2025 and a decrease in real estate taxes due to property reassessments of $1.2 million, partially offset by increased operating expenses from our vacant properties of $0.4 million and from our leasing efforts to increase occupancy at certain properties of $0.3 million, and additional reimbursable operating expenses related to the property we acquired in February 2026 located in Northbrook, Illinois of $0.1 million.
The decrease during the nine months ended September 30, 2026 compared to the same period in 2025 is primarily due to decreases in property operating expenses resulting from property dispositions of $6.8 million, a decrease in real estate taxes due to property reassessments of $3.1 million and a decrease in demolition costs of $1.0 million incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus, partially offset by increased operating expenses from our leasing efforts to increase occupancy at certain properties of $1.4 million, increased operating expenses from our vacant properties of $0.6 million, increased repairs, maintenance and variable expenses of $0.4 million and additional reimbursable operating expenses related to the property we acquired in February 2026 located in Northbrook, Illinois of $0.3 million.
General and administrative expenses
General and administrative expenses increased $0.1 million during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to higher audit fees of $0.2 million due to the upcoming auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act and an increase in professional service costs of $0.1 million related to the ongoing strategic options review and management of activist shareholders, partially offset by savings of $0.2 million from lower employee headcount.

General and administrative expenses increased $0.1 million during the nine months ended September 30, 2026, as compared to the same period in 2025, as an increase in legal fees and professional service costs of $0.3 million related to the ongoing strategic options review and management of activist shareholders and higher audit fees of $0.2 million due to the upcoming auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act were largely offset by savings of $0.5 million from lower employee headcount.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $2.2 million and $6.5 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease in depreciation and amortization expense in the three-month period was primarily driven by lower depreciation and amortization expenses due to disposed properties of $1.2 million and the impact from the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early lease terminations of $2.0 million, partially offset by an increase in depreciation and amortization from capital expenditures and leasing costs of $0.9 million.
The decrease in depreciation and amortization expenses in the nine-month period was primarily driven by the impact from the full amortization of certain intangible assets as a result of leases expiring in accordance with their terms and early lease terminations of $6.3 million and lower depreciation and amortization expenses due to disposed properties of $3.2 million, partially offset by an increase in depreciation and amortization from capital expenditures and leasing costs of $3.0 million.
Impairments
Impairments decreased $63.7 million and $78.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. No impairment charges were recorded during the three months ended September 30, 2026. The impairment charges of $6.3 million during the nine months ended September 30, 2026 relate to one property. The charges reflect management’s estimates of leasing probability, timing and terms of such leasing, carrying costs, sale probability and estimates of sale proceeds.
Impairment charges totaling $63.7 million with respect to eight properties were recorded during the three months ended September 30, 2025. Impairment charges totaling $84.9 million with respect to 11 properties were recorded during the nine months ended September 30, 2025. See Note 5 – Fair Value Measures for further information.
Transaction related expenses
Transaction related expenses were relatively consistent during the three months ended September 30, 2026, as compared to the same period in 2025. The increase in transaction related expenses of $0.4 million in the nine-month period was primarily driven by $0.3 million of costs incurred to perform work at a property sold by the Company, as required under the terms of the sale. Additionally, during the nine-month period, we recognized costs from terminated transactions of $0.1 million and higher acquisition-related costs of $0.1 million.
Other Income (Expenses) and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Increase/(Decrease)	2026	2025	2026 vs 2025 Increase/(Decrease)
Interest expense, net	$(7,099)	$(7,880)	$(781)	$(21,679)	$(24,052)	$(2,373)
Gain on disposition of real estate assets	$—	$3,265	$(3,265)	$28,826	$4,156	$24,670
Loss on extinguishment of debt, net	$—	$—	$—	$(532)	$—	$532
Other income	$117	$317	$(200)	$423	$974	$(551)
Other expenses	$—	$(1,116)	$(1,116)	$(3,320)	$(1,224)	$2,096
Recovery of reserve on Member Loan	$—	$—	$—	$439	$—	$439
Equity in loss of Unconsolidated Joint Venture, net	$—	$(256)	$(256)	$—	$(773)	$(773)
Provision for income taxes	$(69)	$(67)	$2	$(211)	$(200)	$11

Interest expense, net
Interest expense, net decreased $0.8 million and $2.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily as a result of lower average debt balances and lower weighted average interest rates. Our average debt outstanding was $436.5 million and $450.7 million for the three and nine months ended September 30, 2026, respectively, compared to $483.0 million and $487.5 million for the same periods in 2025. The weighted average interest rate on our debt obligations was 5.34% and 5.36% for the three and nine months ended September 30, 2026, respectively, compared to 5.62% and 5.66% for the same periods in 2025. Interest expense, net for the three and nine months ended September 30, 2026 was offset by capitalized interest of less than $0.1 million and $0.4 million, respectively, compared to capitalized interest of $0.2 million and $0.3 million for the same periods in 2025.
Gain on disposition of real estate assets
Gains on disposition of real estate assets were $28.8 million for the nine months ended September 30, 2026 and no gains were recognized during the three months ended September 30, 2026, as compared to $3.3 million and $4.2 million recognized during the same periods in 2025. The gains on disposition of real estate assets recognized during 2026 were primarily driven by the opportunistic sale of two operating properties, including our property located in Columbus, Ohio and our property located in Glen Burnie, Maryland for gains of $20.0 million and $7.4 million, respectively. The remaining $1.4 million of gains recognized during the 2026 periods were from the sale of properties which were subject to cumulative impairment losses of $99.5 million in prior periods.
The gains recognized during the three and nine months ended September 30, 2025 were related to one and four of our dispositions, respectively. Of the four dispositions with gains recognized during the nine months ended September 30, 2025, two were subject to cumulative impairment losses of $12.2 million in prior periods.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net during the nine months ended September 30, 2026 was related to the write-off of deferred financing costs of $0.2 million in connection with the refinancing of the Original Revolving Facility with the New Revolving Facility and the resulting net reduction in total borrowing capacity discussed in Note 6 – Debt, Net. The Company wrote off an additional $0.3 million of deferred financing costs in connection with a $34.4 million CMBS Loan principal paydown as part of the sale of one of the properties collateralizing the CMBS Loan. See Note 6 – Debt, Net - CMBS Loan for further information. There were no such costs incurred during the nine months ended September 30, 2025.
Other income
Other income decreased $0.2 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to a decrease in interest income on the Member Loan during the three and nine months ended September 30, 2026.
Other expenses
Other expenses recognized during the nine months ended September 30, 2026 primarily related to $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan.
Recovery of reserve on Member Loan
During the nine months ended September 30, 2026, we received $1.1 million of repayments on the Member Loan, of which $0.4 million was previously reserved.
Equity in loss of Unconsolidated Joint Venture, net
We account for our investment in the Unconsolidated Joint Venture under the equity method of accounting and during the year ended December 31, 2025, our share of cumulative losses, including impairment losses, exceeded the carrying amount of our investment. Accordingly, we have suspended recognition of our share of additional losses and will resume recognizing our share of earnings only after the Unconsolidated Joint Venture generates net income that exceeds the previously unrecognized losses. We have not recognized any further losses in excess of our investment in the Unconsolidated Joint Venture during the three and nine months ended September 30, 2026.

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
In addition to FFO, we use Core FFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. Core FFO, as defined by the Company, excludes from FFO items that we believe do not reflect the ongoing operating performance of our business such as transaction related expenses, amortization of deferred financing costs, amortization of deferred lease incentives, net, equity-based compensation, amortization of premiums and discounts on debt, net, gains or losses on extinguishment of swaps and/or debt, changes in fair value of derivatives not designated as hedging instruments, and, for periods prior to January 1, 2026, our proportionate share of Core FFO adjustments related to the Unconsolidated Joint Venture.
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

The table below presents a reconciliation of FFO and Core FFO to net income (loss) attributable to common stockholders, the most directly comparable U.S. GAAP financial measure, for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(3,284)	$(69,035)	$7,717	$(103,499)
Depreciation and amortization of real estate assets	12,480	14,681	39,086	45,566
Gain on disposition of real estate assets	—	(3,265)	(28,826)	(4,156)
Impairment of real estate	—	63,698	6,296	84,910
Proportionate share of Unconsolidated Joint Venture adjustments for items above, as applicable	—	474	—	1,418
FFO attributable to common stockholders	$9,196	$6,553	$24,273	$24,239
Transaction related	120	114	691	253
Amortization of deferred financing costs	1,081	933	2,854	2,767
Amortization of deferred lease incentives, net	207	175	590	394
Equity-based compensation, net	804	852	2,388	2,378
Loss on extinguishment of debt, net	—	—	532	—
Other adjustments, net (1)	41	2,366	3,660	3,045
Proportionate share of Unconsolidated Joint Venture adjustments for items above, as applicable	—	14	—	42
Core FFO attributable to common stockholders	$11,449	$11,007	$34,988	$33,118

Weighted average common shares outstanding - basic	57,045	56,313	56,853	56,204
Effect of weighted average dilutive securities (2)	986	530	741	56
Weighted average common shares outstanding - diluted	58,031	56,843	57,594	56,260

FFO attributable to common stockholders per diluted share	$0.16	$0.12	$0.42	$0.43
Core FFO attributable to common stockholders per diluted share	$0.20	$0.19	$0.61	$0.59
____________________________________
(1)Other adjustments, net during the nine months ended September 30, 2026 includes $3.0 million of costs incurred for professional services rendered in connection with the February 2026 amendment to the CMBS Loan and are presented in other expenses on the consolidated statements of operations and $0.8 million of costs incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus presented in property operating expenses on the consolidated statements of operations, offset by $0.4 million for a partial recovery of the reserve on the Member Loan presented separately on the consolidated statements of operations. Other adjustments, net includes demolition costs of $1.3 million and $1.8 million during the three and nine months ended September 30, 2025, respectively, incurred in connection with the demolition of the six buildings on the Deerfield, Illinois campus. Other adjustments, net for the three and nine months ended September 30, 2025 also includes $0.3 million in connection with the retirement of Gary Landriau as Chief Investment Officer, and $0.6 million of previously deferred equity offering costs in connection with the scheduled expiration of the Company’s universal shelf registration statement on Form S-3 with the SEC during November 2025, which are presented in other expenses on the consolidated statements of operations. The above items have been included as “other adjustments” to Core FFO as they do not reflect the ongoing operating performance of the Company.
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

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are estimated to be: (i) fund operating expenses; (ii) pay interest and principal on our debt; (iii) pay dividends to our stockholders; (iv) fund capital expenditures and leasing costs at properties we own; and (v) fund new acquisitions. We believe that our principal sources of short-term liquidity, which are our cash and cash equivalents on hand, cash flows from operations, proceeds from real estate dispositions, and borrowings under the New Revolving Facility are sufficient to meet our liquidity needs for the next twelve months. We expect to fund capital expenditures and leasing costs for the 18 CMBS Loan properties from the all-purpose reserve held by the CMBS lender. As of September 30, 2026, we had $64.2 million of cash and cash equivalents and restricted cash and $113.0 million of borrowing capacity under the New Revolving Facility.
Our principal liquidity needs beyond the next twelve months are estimated to be: (i) extend, refinance or repay debt at or prior to maturity; (ii) pay dividends to our stockholders; (iii) fund capital expenditures and leasing costs at properties we own; and (iv) fund new acquisitions. We generally believe we will be able to satisfy these liquidity needs by a combination of cash flows from operations, restricted cash, borrowings under the New Revolving Facility, proceeds from real estate dispositions, new borrowings such as bank term loans or other secured or unsecured debt, and issuances of equity securities. We believe we will be successful in either repaying or refinancing our debt obligations at or prior to maturity, but we cannot provide any assurance that we will be able to do so. Our ability to extend, refinance or repay debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, commercial real estate market conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.
As described in greater detail in Note 3 – Real Estate Investments and Related Intangibles to our consolidated financial statements, the non-recourse mortgage notes associated with the Unconsolidated Joint Venture experienced a payment default at maturity in February 2026, and have been in and out of default since then as the lenders have provided short-term extensions to accommodate potential sales or refinancing of the collateralized properties. We cannot provide any assurance the Unconsolidated Joint Venture will be able to repay all or any portion of this debt obligation, complete the disposition or refinancing of any of the six joint venture properties on favorable terms, in a timely manner, or at all, or that the lenders will not seek to enforce their foreclosure or other remedies due to the notes being beyond their initially stated maturity.
Credit Agreements
Summary
As of September 30, 2026, we had $436.5 million of total consolidated debt outstanding, consisting of a $316.5 million fixed rate mortgage note collateralized by 18 properties (the “CMBS Loan”), $102.0 million borrowed under our $215.0 million New Revolving Facility and an $18.0 million fixed rate mortgage note secured by our San Ramon, California property (the “San Ramon Loan”). The following is a summary of the interest rate and scheduled maturities of our consolidated debt obligations as of September 30, 2026 (in thousands):

			Principal Amounts Due During the Years Ending December 31,
	Weighted Average Interest Rate (1)	Weighted Average Years to Maturity	Total	2028	2029	2030	2031
New Revolving Facility (2)	6.62%	1.4	$102,000	$102,000	$—	$—	$—
Mortgages payable (3) (4)	5.02%	2.5	334,494	—	316,494	—	18,000
Total			$436,494	$102,000	$316,494	$—	$18,000
____________________________________
(1)The weighted average interest rate represents the interest rate in effect as of September 30, 2026.
(2)See “Credit Agreement Obligations” below for additional information with respect to the interest rate and maturity of loans under the New Revolving Facility and information on the interest rate cap agreement executed in August 2026.
(3)Includes a $316.5 million securitized mortgage note secured by 18 of our properties which bears interest at a fixed rate of 4.971% and matures on February 11, 2029, subject to two borrower extension options for an aggregate of 18 months until August 11, 2030, each upon satisfaction of certain conditions. Also includes an $18.0 million fixed rate mortgage note entered into on November 7, 2024 and secured by the San Ramon, California property, which bears interest at a fixed rate of 5.90% and matures on December 1, 2031.
(4)Does not include non-recourse mortgage notes associated with the Unconsolidated Joint Venture of $121.8 million, of which our proportionate share was $24.4 million as of September 30, 2026.

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
During the three months ended March 31, 2026, the Company drew a total of $127.0 million under the New Revolving Facility to refinance the Original Revolving Facility and pay related transaction costs and to fund the acquisition of the property in Northbrook, Illinois. During the three months ended June 30, 2026, the Company repaid $25.0 million of borrowings under the New Revolving Facility.
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
•Orion OP and the lenders agreed that the financial covenants set forth below must be satisfied by Orion OP under the New Revolving Facility:
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
We entered into interest rate collar agreements on a total notional amount of $60.0 million to hedge against interest rate volatility on the Original Revolving Facility. Under the agreements, the benchmark rate for the Original Revolving Facility floated between no higher than 5.50% and no lower than 4.20% on $25.0 million, and no higher than 5.50% and no lower than 4.035% on $35.0 million, effective from November 13, 2023 until May 12, 2025. Upon the scheduled expiration of the interest rate collar agreements, we entered into a new interest rate collar agreement to hedge against interest rate volatility on the Original Revolving Facility and subsequently the New Revolving Facility. Under the agreement, the benchmark rate for the applicable borrowing facility floated between no higher than 4.29% and no lower than 3.28% on a total notional amount of $75.0 million, effective from May 12, 2025 to May 12, 2026. During August 2026, the Company entered into an interest rate cap agreement for the New Revolving Facility. Under the agreement, the Daily Simple SOFR is capped at 4.25% on a total notional amount of $50.0 million effective from August 7, 2026 to August 7, 2027. As of September 30, 2026, the weighted average effective interest rate of the New Revolving Facility was 6.62%.
Revolving Facility Covenants
The table that follows summarizes the financial covenants for the Company’s New Revolving Facility, and the Company’s compliance therewith as of September 30, 2026 as calculated per the terms of the credit agreement. These calculations are presented to show the Company’s compliance with the financial covenants and are not measures of the Company’s liquidity or performance.

New Revolving Facility Financial Covenants	Required	September 30, 2026
Ratio of total indebtedness to total asset value	≤ 60%	45.5%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x	2.58x
Consolidated tangible net worth	≥ $740.6 million	$993.5 million
Collateral property availability	≥ $215.0 million	$301.8 million
Collateral property debt yield	≥ 13%	32.3%
As of September 30, 2026, Orion OP was in compliance with the financial covenants for the New Revolving Facility.
CMBS Loan
On February 10, 2022, certain indirect subsidiaries of the Company (the “Mortgage Borrowers”) obtained a $355.0 million fixed rate mortgage note (the “CMBS Loan”) from Wells Fargo Bank, National Association (together with its successor, the “Lender”), which was initially secured by the Mortgage Borrowers’ fee simple or ground lease interests in 19 properties owned indirectly by the Company (collectively, the “Mortgaged Properties”). During March 2022, Wells Fargo effected a securitization of the CMBS Loan. During June 2026, the Company sold one of the Mortgaged Properties and used the net proceeds of $34.4 million to prepay a portion of the outstanding principal balance on the CMBS Loan, thereby reducing the number of Mortgaged Properties securing the CMBS Loan to 18. In connection with this transaction, the Company wrote off net deferred costs of $0.3 million to loss on extinguishment of debt, net in the consolidated statements of operations. The CMBS Loan bears interest at a fixed rate of 4.971% and upon issuance was scheduled to mature on February 11, 2027.
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
In connection with the CMBS Loan Agreement, the Company (as the guarantor) delivered a customary non-recourse carveout guaranty to the Lender (the “Guaranty”), under which the Company guaranteed the obligations and liabilities of the Mortgage Borrowers to the Lender with respect to certain non-recourse carveout events and the circumstances under which the CMBS Loan will be fully recourse to the Mortgage Borrowers, and which includes requirements for the Company to maintain a net worth of no less than $355.0 million and liquid assets of no less than $10.0 million, in each case, exclusive of the values of the collateral for the CMBS Loan. As of September 30, 2026, the Company was in compliance with these financial covenants.
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
Loan Extension and Modification Agreement
On February 17, 2026, the Mortgage Borrowers entered into a loan extension and modification agreement with the Lender under the CMBS Loan (the “Loan Modification Agreement”). The Loan Modification Agreement includes the following terms and conditions, among others:
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
•An all-purpose reserve was established by the Lender into which all existing tenant improvement, leasing commission and other borrower reserve amounts were funded (a total of $37.7 million on the loan modification date) and the Mortgage Borrowers deposited an additional $7.7 million into the all-purpose reserve which was funded from borrowings under the Original Revolving Facility and such borrowings were refinanced with borrowings under the New Revolving Facility.
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
The loan agreement governing the San Ramon Loan (the “San Ramon Loan Agreement”) includes customary representations, warranties and covenants of the San Ramon Borrower and the Company. The San Ramon Loan Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the San Ramon Lender to, among other things, declare the principal, accrued interest and other obligations of the San Ramon Borrower to be immediately due and payable and foreclose on the San Ramon Property.
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

During the nine months ended September 30, 2026, the Company’s Board of Directors declared quarterly cash dividends on shares of the Company’s common stock as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Share
March 4, 2026	March 31, 2026	April 15, 2026	$0.02
May 5, 2026	June 30, 2026	July 15, 2026	$0.02
August 5, 2026	September 30, 2026	October 15, 2026	$0.02
On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2026, payable on January 15, 2027 to stockholders of record as of December 31, 2026.
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
Cash Flow Analysis
The following table summarizes the changes in cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,		2026 vs 2025 Increase/(Decrease)
	2026	2025
Net cash provided by operating activities	$18,364	$15,057	$3,307
Net cash provided by investing activities	$26,448	$8,204	$18,244
Net cash used in financing activities	$(41,270)	$(17,666)	$23,604
Net cash provided by operating activities increased $3.3 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower non-reimbursable property operating expenses.
Net cash provided by investing activities increased $18.2 million during the nine months ended September 30, 2026, compared to the same period in 2025. Net cash provided by investing activities during the nine months ended September 30, 2026 includes proceeds from the sale of real estate assets of $81.4 million and payments received on the Member Loan of $1.1 million, partially offset by cash paid for capital expenditures and leasing costs of $41.6 million and the acquisition of two real estate assets for $14.8 million. Net cash provided by investing activities during the nine months ended September 30, 2025 includes proceeds from the sale of real estate assets of $44.0 million and payments received on a note receivable of $2.5 million, partially offset by cash paid for capital expenditures and leasing costs of $32.6 million and the net funding of the Member Loan of $5.3 million.

Net cash used in financing activities increased $23.6 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to principal payments on the CMBS Loan of $38.5 million and payments of deferred financing costs of $8.3 million, partially offset by a decrease in distributions paid to stockholders of $4.4 million and a net increase in Revolving Facility borrowings of $19.0 million. During the nine months ended September 30, 2026, the Company had net draws on the Original Revolving Facility and New Revolving Facility of $10.0 million, as compared to net repayments on the Original Revolving Facility of $9.0 million during the same period in 2025.
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
Interest Rate Risk
As of September 30, 2026, our debt included fixed-rate debt, with a fair value and carrying value of $310.5 million and $334.5 million, respectively. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2026 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt of $6.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $7.1 million.
As of September 30, 2026, our debt included variable-rate debt with a fair value and carrying value of $102.0 million. As a result, we are subject to the potential impact of increases in interest rates, which could negatively impact our results of operations and cash flows. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from September 30, 2026 levels and excludes the impact of the derivative instrument, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates would result in a decrease or increase in the fair value of our variable-rate debt of less than $0.1 million and would increase or decrease our interest expense by $1.0 million annually.
As of September 30, 2026, the Company had an interest rate cap agreement in place on a total notional amount of $50.0 million for borrowings under the New Revolving Facility. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements.
As the information presented above includes only those exposures that existed as of September 30, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors we consider in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry-specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality and diversity of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated in the Company’s subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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
___________________________________
*     Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Orion Properties Inc.
By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Chief Financial Officer, Executive Vice President and Treasurer

Dated: November 5, 2026